Form 10-K
period 1993-12-31
ORYX ENERGY CO
filed 1994-03-11
CIK 836442

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                        OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 1-10053

                            ------------------------

                              ORYX ENERGY COMPANY

             (Exact name of Registrant as specified in its charter)

              DELAWARE                      23-1743284
  (State or other jurisdiction of        (I.R.S. employer
   incorporation or organization)     identification number)
          13155 NOEL ROAD                   75240-5067
           DALLAS, TEXAS
  (Address of principal executive           (Zip code)
              offices)

              Registrant's telephone number, including area code:
                                 (214) 715-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           Name of Each Exchange
                  Title of Each Class                                       on Which Registered
- --------------------------------------------------------  --------------------------------------------------------
               COMMON STOCK, $1 PAR VALUE                                 NEW YORK STOCK EXCHANGE
          9 3/4% NOTES DUE SEPTEMBER 15, 1998                             NEW YORK STOCK EXCHANGE
       10 3/8% DEBENTURES DUE SEPTEMBER 15, 2018                          NEW YORK STOCK EXCHANGE
            7 1/2% CONVERTIBLE SUBORDINATED
              DEBENTURES DUE MAY 15, 2014                                 NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   MEDIUM TERM NOTES, SERIES A DUE NOVEMBER 28, 1994 THROUGH FEBRUARY 1, 2002
                          9.30% NOTES DUE MAY 1, 1996
                          10% NOTES DUE JUNE 15, 1999
                       9 1/2% NOTES DUE NOVEMBER 1, 1999
                          10% NOTES DUE APRIL 1, 2001

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28, 1994, was approximately $1,742 million.

    The number of shares of Common Stock, $1 par value, outstanding as of February 28, 1994, was 96,946,069.

    Selected portions of the Oryx Energy Company definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993, are incorporated by reference in Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     CERTAIN ABBREVIATIONS AND OTHER MATTERS
    As used herein, the following terms have specific meanings: "m" means thousand, "mm" means million, "bbl" means barrel, "mb" means thousands of barrels, "mmb" means millions of barrels, "mcf" means thousand cubic feet, "mmcf" means million cubic feet, "bcf" means billion cubic feet, "eb" means equivalent barrel, "mmeb" means millions of equivalent barrels, "b/d" means barrels per day, "mmcf/d" means million cubic feet per day, "mmbtu"means million British thermal units, "ED&A" means exploration, development and acquisition and "FD&A" means finding, development and acquisition.
    Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 mcf of natural gas to 1.0 bbl of crude oil, condensate or natural gas liquids.
    With respect to information on the working interest in wells, drilling locations and acreage, "net" oil and gas wells, drilling locations and acres are determined by multiplying "gross" oil and gas wells, drilling locations and acres by Oryx Energy Company's working interest in such wells, drilling locations or acres.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

    Oryx Energy Company (together with its consolidated subsidiaries, unless the context otherwise requires, Company) engages exclusively in the exploration and development of oil and gas. The Company has a strong base of U.S. and international reserves and high-potential exploration and development projects in key areas such as the Gulf of Mexico, the U.K. North Sea and Indonesia. The Company's business in the United States is conducted through Sun Energy Partners, L.P. (Partnership), of which the Company is the Managing General Partner. At December 31, 1993, the Company had a 98 percent ownership interest in the Partnership.

    The Company's mission is to create value for its shareholders. To achieve this objective, the Company has three primary operating strategies:

        INTERNATIONAL. The emphasis on international provides the Company with prospects for growth in areas of higher potential, such as the many development projects in the U.K. North Sea and the exploration prospects in the U.K., Indonesia and Algeria.

        GULF OF  MEXICO.   The  Company  is  focusing its  domestic  efforts  on
    high-potential Gulf of Mexico prospects, including the continental shelf, subsalt and flex trend.

        TECHNOLOGY. The Company is continuing to apply advanced technology on a worldwide basis to reduce risk and lower costs. Dedicating resources to advanced 3-D seismic processing and interpretation, hydrocarbon indicator technologies, and horizontal drilling applications are strengths which the Company believes create a competitive advantage relative to its peers.

    These strategies have resulted in competitive production replacement and FD&A costs. For the five years 1989 through 1993, the Company's average production replacement rate was 154 percent at a cost of $4.64 per eb. In 1993, the Company replaced 103 percent of its production at $5.53 per eb.

    The Company determines its ED&A spending plans primarily based on the cash flow that it expects to generate. For 1993, the Company spent $451 million for ED&A. The Company plans to spend approximately $370 milliion for ED&A in 1994, with the primary emphasis being near-term volume additions. In the current low oil price environment, the highest priorities for the Company are to increase its production volumes and to preserve it financial strength. By concentrating and highgrading its exploration and development projects and successfully applying technology, the Company has been able to substantially reduce its spending levels and achieve reserve replacement rates at competitive costs.

PROVED RESERVES

    As of December 31, 1993, the Company's proved reserves were an estimated 508 mmbbl of liquids and an estimated 1,881 bcf of natural gas which represents an aggregate of 822 mmeb of reserves. The Company's liquids reserves were located in the United States (51 percent), the United Kingdom (37 percent), Indonesia (7 percent) and other foreign countries (5 percent). The Company's natural gas reserves were located in the United States (76 percent) and the United Kingdom (24 percent). More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the Standardized Measure, are presented in the "Consolidated Financial Statements -- Supplementary Financial and Operating Information" included in Item 8 herein. The Company files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. The basis of reporting reserves to these authorities and agencies in some cases may not be comparable. However, the difference in estimates does not exceed five percent.

OFFSHORE UNITED STATES

    The Company has identified the Gulf of Mexico, an area offering proven potential and well developed infrastructure, as a key part of its growth strategy.

    EXPLORATION

    As of December 31, 1993, the Company held 388 thousand net undeveloped acres offshore, as compared to 298 thousand as of December 31, 1992. The Company owns interests in 173 Gulf of Mexico blocks of which 124 are undeveloped. In 1993, the Company spent $6.5 million to acquire interests in 20 blocks.

    As of December 31, 1993, the Company was in the process of drilling two gross and two net exploratory wells. The Company drilled four net exploratory wells offshore in 1993 and four in 1992.

    The Company's offshore exploration program, concentrated in the Gulf of Mexico, has three major objectives. The first objective is the gas-prone prospects in the shallower water depths (less than 600 feet). The second objective is in the subsalt which covers part of the continental shelf and the deeper part of the Gulf of Mexico in water depths ranging from 300 to 2,000 feet. The third objective is in the deeper waters of the flex trend area (600 to 2,000 feet). Advanced hydrocarbon indicator and three-dimensional seismic technologies are being used to explore undeveloped acreage as well as blocks held by production.

    The Company owns a 100 percent interest in the four block High Island 384 unit. The High Island 384 unit is composed of blocks 378, 379, 384 and 385 and is located approximately 112 miles off the Texas coast in water with an average depth of approximately 360 feet. In 1993, the Company announced an oil discovery in High Island 379. The HI-A-379 #1 discovery well encountered 179 feet of oil pay from three Pleistocene sands between 4,600 and 5,130 feet. In the early part of 1994, the Company announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay in two Basal Nebraskan sands between 14,300 and 14,410 feet. The combined production from the two discoveries is expected to peak at approximately 20 meb per day. This new development is expected to begin production in 1995.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate offshore was 8.6, 7.2 and 5.4 mb in 1993, 1992 and 1991. Average daily production of natural gas offshore was 193, 181 and 185 mmcf in 1993, 1992 and 1991. The increase in 1993 natural gas production was due primarily to the Mississippi Canyon unit.

    The Company began production from its Mississippi Canyon 400 unit in July 1993. The unit lies in water depths ranging from 600 to 2,100 feet off of the Louisiana coast. The Company used subsea completions to tie three wells into an existing platform. Production from this unit reached 60 mmcf of gas per day. The Company has a 100 percent working interest in this project.

    Delineation of Garden Banks 260 located in the deep flex trend area of the Gulf of Mexico is continuing. First production is anticipated in 1998 at a gross rate of about 60,000 eb/d. The Company owns a 50 percent interest in a three block area.

    Viosca Knoll 826, lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. First production is anticipated in 1996 or 1997 with a gross peak rate of 20,000 to 30,000 eb/d. The Company operates the 4 block Viosca Knoll unit and owns a 50 percent interest.

    As of December 31, 1993, the Company was in the process of drilling 7 gross and 2 net development wells. The Company drilled 8 net development wells offshore in 1993 and 2 in 1992. Of the 8 net development wells drilled in 1993, 5 were successful.

ONSHORE UNITED STATES

    The onshore area continues to be an important contributor of production volumes and cash flow. While the Company continues to pursue workovers and development opportunities to enhance its production and cash flows, ED&A spending for the onshore U.S. in total has declined substantially since 1991 as a result of the redeployment of the Company's resources in its key areas.

    EXPLORATION

    The decrease of 387 thousand net undeveloped acres from 820 thousand at December 31, 1992 to 433 thousand at December 31, 1993 is due to the relinquishment of non-producing properties as part of the Company's strategic plan to reduce onshore exploration.

    The Company drilled 3 fewer net exploratory wells onshore in 1993 than 1992 and 17 fewer in 1992 than in 1991.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate onshore was 47.3, 56.2 and 70.4 mb in 1993, 1992 and 1991. The decrease in 1993 crude oil and condensate production compared to 1992 and in 1992 compared to 1991 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 330, 403 and 466 mmcf in 1993, 1992 and 1991. The decrease in 1993 natural gas production compared to 1992 and in 1992 compared to 1991 was due primarily to divestments.

    As of December 31, 1993, the Company was in the process of drilling or participating in the drilling of 14 gross and 8 net development wells onshore. Of the 45 net development wells drilled onshore, 44 were successful during 1993. Net development wells drilled onshore during 1993 decreased by 12 from 57 in 1992 and decreased in 1992 by 43 from 100 in 1991 primarily due to the de-emphasis of onshore activities.

    As part of its asset sale program, the Company sold substantially all its gas processing plant business in 1992. The Company's remaining gas plant business at December 31, 1993 consisted of 11 operated gas processing plants and interests in 4 others.

UNITED KINGDOM

    The Company has seven producing fields, four major development projects and several exploration prospects in the North Sea. Reserves have grown considerably since the Company acquired its interests in these fields in 1990. Reserves added at the date of acquisition were 206 mmeb. After producing 53 mmeb over the past three years, the Company's reserves are estimated to be 263 mmeb as of December 31, 1993.

    EXPLORATION

    The Company held 259 thousand net undeveloped acres in the North Sea as of December 31, 1993, compared to 297 thousand net undeveloped acres as of December 31, 1992.

    The Company was participating in the drilling of 1 gross exploratory well in the North Sea at December 31, 1993.

    PRODUCTION AND DEVELOPMENT

    The Company's producing fields set forth in the table below, are located in the northern and central sectors of the North Sea with the exception of the Audrey Field, which is located in the southern gas basin.

    As of December 31, 1993, the Company was in the process of drilling or participating in the drilling of 6 gross and 1 net development well in the North Sea.

    The Company's average daily net production of crude oil and condensate in the United Kingdom was 35.2, 35.4 and 36.5 mb during 1993, 1992 and 1991. Average daily production of natural gas was 80, 95 and 51 mmcf during 1993, 1992 and 1991. The decrease in net daily production of natural gas in

1993 compared to 1992 was due to a temporary shutdown of the pipeline system serving Audrey. The changes in gas volumes in 1992 as compared to 1991 were primarily due to a redetermination which increased the Company's interest in Audrey in the third quarter of 1991.

    The following table sets forth the North Sea producing fields and their net daily production:

                                                                                                1993 NET
                                                                                                  DAILY
                                                                                  PERCENT      PRODUCTION
PRODUCING FIELDS                                                     OIL/GAS     OWNERSHIP        (MEB)
- ------------------------------------------------------------------  ---------  -------------  -------------
Audrey............................................................     Gas            33.6           13.3
Dunlin............................................................     Oil            14.4            5.7
Hutton............................................................     Oil            22.2            4.9
Murchison.........................................................     Oil            25.9            6.0
Ninian............................................................     Oil            29.5           14.4
Lyell.............................................................     Oil            33.3            4.2
Strathspey........................................................   Oil/Gas           6.5             --
                                                                                                      ---
    Total.........................................................                                   48.5
                                                                                                      ---
                                                                                                      ---

    In December 1993, the Company increased its interest in Ninian to 29.5 percent by acquiring an additional 8.2 percent interest in the Ninian Field and related facilities. The Company's net production from the Ninian Field will increase from approximately 15,000 bbls per day to approximately 20,000 bbls per day. The Company also receives tariff income on production from several satellite fields that produce through the Ninian facilities.

    In 1993, the Company began production on two North Sea development projects. Lyell, a subsea satellite facility, began producing in 1993 and peaked at 10,000 bbls of oil per day net. The Company has a 33.3 percent working interest in the Lyell Field. The second subsea satellite facility, Strathspey, began production in the last week of 1993. The Company has a 6.5 percent working interest in the Strathspey Field. Production from Lyell and Strathspey is transported to the Ninian platforms.

    In early 1994, the Company began production on a third development project, Alba, which is located on block 16/26 in the central North Sea. Daily gross production is expected to peak at a rate of 75,000 bbls. The Company owns a 15.5 percent interest in the block. In the central North Sea, the Company has two fields underlying its 16/26 block which, based on the Company's 15.5 percent working interest, represents more than 100 net mmeb of reserves. At about 6,000 feet is the Alba oil field, one of the five largest development projects in the North Sea. Underlying the Alba oil field, at approximately 13,000 feet, is the Britannia Field, the largest gas condensate development project in the North Sea, which extends over five blocks. Recent appraisal wells continue to confirm the significance of this large gas and condensate field. The Britannia Field is subject to unitization, and the Company currently has a 6.2 percent cost-sharing interest in the field.

    The Company also has four North Sea developments where discoveries have been made and confirmation wells drilled. They are located in the northern sector (Columba), in the central sector (Alba Phase II and Britannia) and the southern gas basin (Galleon). In total, the Company has 38 blocks in the North Sea. The following table outlines the North Sea prospective developments, with their expected start-up dates and estimated daily net peak production:

                                                                                                   DAILY NET PEAK
                                                                          YEAR OF      PERCENT       PRODUCTION
DEVELOPMENT PROJECTS                                         OIL/GAS     START-UP     OWNERSHIP         (MEB)
- ---------------------------------------------------------  -----------  -----------  ------------  ---------------
Galleon..................................................      Gas            1994         10.0*              3
Columba..................................................      Oil            1994         28.0               2
Britannia................................................      Gas            1998          6.2*             12
Alba Phase II............................................      Oil            1998         15.5               8

- ------------------------
*Estimated; subject to unitization.

    In addition, the Company has interests in North Sea transportation systems, terminal storage facilities and certain other related income producing assets, including the Brent and Ninian Pipeline Systems and the Sullom Voe Terminal in the Shetland Islands.

INDONESIA

    The Company acquired interests in three production sharing contracts in Indonesia in 1990 as part of the international properties acquisition. Since that time, it has successfully participated in the development of the Intan, Widuri and KF fields within their contract areas. In addition, the Company added new exploration areas to the portfolio including the large Brantas area in Java.

    EXPLORATION

    As of December 31, 1993, the Company held 1,126 thousand net undeveloped acres in Indonesia compared to 1,086 at December 31, 1992.

    As of December 31, 1993, the Company was in the process of drilling or participating in the drilling of 2 gross and 1 net exploratory well in Indonesia.

    PRODUCTION AND DEVELOPMENT

    The Company's average daily net production of crude oil and condensate in Indonesia was 15.0, 18.0 and 24.3 mb during 1993, 1992 and 1991. The decrease in net daily production during 1993 as compared to 1992 was due to normal declines from mature fields.

    The following table sets forth Indonesian producing areas and their net daily production:

                                                                                    1993 NET
                                                                                      DAILY
                                                                      PERCENT      PRODUCTION
CONTRACT AREA                                                        OWNERSHIP        (MEB)
- -----------------------------------------------------------------  -------------  -------------
Malacca Strait...................................................         21.5            6.5
Kakap............................................................         18.8            3.0
Southeast Sumatra................................................          3.7            5.5
                                                                                          ---
    Total........................................................                        15.0
                                                                                          ---
                                                                                          ---

    The Company has made a platform decision on the KRA-KG fields which are within the Kakap Contract Area. Development drilling is expected to commence in late 1994. The fields will be tied into existing production facilities.
Production is expected to commence in early 1995 with peak daily gross production of 63,000 bbls.

    As of December 31, 1993, the Company was in the process of drilling or participating in the drilling of 1 gross development well in Indonesia.

OTHER FOREIGN

    The Company acquired interests in Ecuador and Gabon in 1990. Development activities are planned for both of these areas in 1994. In Ecuador, the Gacela field began producing in 1993 and a decision to proceed with development of the Jaguar field has been made. The Company has supplemented its acreage through interests in a license off the Northwest Shelf of Australia and with a 25 percent interest in the Hassi Dzabat and the Mehaiguene production sharing contracts in Algeria. The Company will continue to evaluate opportunities in other areas.

    EXPLORATION

    As of December 31, 1993, the Company held 1,848 thousand net undeveloped acres in other foreign properties, as compared to 1,089 thousand net undeveloped acres as of December 31, 1992. The increase of 759 thousand net undeveloped acres in 1993 as compared to 1992 is due to an additional production sharing contract obtained by the Company in Algeria.

    PRODUCTION AND DEVELOPMENT

    The Company's average daily net production of crude oil and condensate from other foreign areas was 3.7, 2.4 and 3.3 mb in 1993, 1992 and 1991. The average daily production of crude oil and condensate increased in 1993, compared to 1992, due to the Company's increased working interest in the unitized Coca-Payamino Field in Ecuador from 17.5 percent to 23.0 percent. In Gabon, the Company has a 14.25 percent working interest in the Oguendjo Production Sharing Contract.

    As of December 31, 1993, the Company was in the process of drilling or participating in the drilling of 3 gross and 1 net development well.

PRODUCTION

    The Company's production is concentrated primarily in the United States, the United Kingdom and Indonesia. In 1993, the Company produced 55.8 mmeb from its properties in the United States, 17.8 mmeb from its properties in the United Kingdom, 5 mmeb from its properties in Indonesia and 1 mmeb from its other foreign properties.

    The following table sets forth the Company's average daily net production for 1993, 1992 and 1991:

                          AVERAGE DAILY NET PRODUCTION

                                                                                 YEAR ENDED DECEMBER 31
                                                                             -------------------------------
                                                                               1993       1992       1991
                                                                             ---------  ---------  ---------
Crude & Condensate:
  (Thousands of barrels daily)
   United States
    Onshore................................................................       47.3       56.2       70.4
    Offshore...............................................................        8.6        7.2        5.4
                                                                             ---------  ---------  ---------
                                                                                  55.9       63.4       75.8
                                                                             ---------  ---------  ---------
    U.K....................................................................       35.2       35.4       36.5
    Indonesia..............................................................       15.0       18.0       24.3
    Other foreign..........................................................        3.7        2.4        3.3
                                                                             ---------  ---------  ---------
                                                                                  53.9       55.8       64.1
                                                                             ---------  ---------  ---------
Processed Natural Gas Liquids:*
  (Thousands of barrels daily)
    United States..........................................................        7.4       19.7       27.7
                                                                             ---------  ---------  ---------
                                                                                 117.2      138.9      167.6
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------
Natural Gas:**
  (Millions of cubic feet daily)
   United States
    Onshore................................................................        330        403        466
    Offshore...............................................................        193        181        185
                                                                             ---------  ---------  ---------
                                                                                   523        584        651
  U.K......................................................................         80         95         51
                                                                             ---------  ---------  ---------
                                                                                   603        679        702
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

- ------------------------
 *The Company sold substantially all of its United States gas plant business during 1992. (See Note 4 to the Consolidated Financial Statements included in
  Item 8 herein.)
**Natural gas production includes unprocessed natural gas liquids.

ACREAGE, WELLS AND PER UNIT DATA

    The following table sets forth the Company's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1993 and 1992:

                              UNDEVELOPED ACREAGE

                                                                        GROSS                  NET
                                                                 --------------------  --------------------
                                                                   1993       1992       1993       1992
                                                                 ---------  ---------  ---------  ---------
United States
  Onshore......................................................        997      1,752        433        820
  Offshore.....................................................        674        605        388        298
                                                                 ---------  ---------  ---------  ---------
                                                                     1,671      2,357        821      1,118
U.K............................................................        889        978        259        297
Indonesia......................................................      2,866      5,064      1,126      1,086
Other Foreign..................................................      6,783      3,663      1,848      1,089
                                                                 ---------  ---------  ---------  ---------
                                                                    12,209     12,062      4,054      3,590
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

                               DEVELOPED ACREAGE

                                                                        GROSS                  NET
                                                                 --------------------  --------------------
                                                                   1993       1992       1993       1992
                                                                 ---------  ---------  ---------  ---------
United States
  Onshore......................................................      1,599      2,416        870      1,239
  Offshore.....................................................        253        268        104        116
                                                                 ---------  ---------  ---------  ---------
                                                                     1,852      2,684        974      1,355
U.K............................................................        174        174         67         64
Indonesia......................................................      6,426      7,035        819        842
Other Foreign..................................................         98         98         80         56
                                                                 ---------  ---------  ---------  ---------
                                                                     8,550      9,991      1,940      2,317
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

    The following table sets forth the Company's net exploratory and development oil and gas wells drilled during 1993, 1992 and 1991:

                           EXPLORATORY WELLS DRILLED

                                                                           GROSS                             NET
                                                              -------------------------------  -------------------------------
                                                                1993       1992       1991       1993       1992       1991
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Oil
  United States
    Onshore.................................................         --          3          4         --          1          4
    Offshore................................................          2          1          3          1          1          2
                                                                    ---        ---        ---        ---        ---        ---
                                                                      2          4          7          1          2          6
  U.K.......................................................         --          1          2         --         --         --
  Indonesia.................................................         --          6          3         --          1          1
  Other foreign.............................................          2          1          1          1          1          1
Gas
  United States
    Onshore.................................................         --          2          3         --          1          1
    Offshore................................................          1          3          3          1          3          1
                                                                    ---        ---        ---        ---        ---        ---
                                                                      1          5          6          1          4          2
  U.K.......................................................         --          1         --         --         --         --
Dry
  United States
    Onshore.................................................          2          6         31          2          3         17
    Offshore................................................          4          1          5          2         --          2
                                                                    ---        ---        ---        ---        ---        ---
                                                                      6          7         36          4          3         19
  U.K.......................................................          3          3          8          1          1          2
    Indonesia...............................................          9          7         12          1          1          1
    Other foreign...........................................          2          1         --          1         --         --
                                                                    ---        ---        ---        ---        ---        ---
                                                                     25         36         75         10         13         32
                                                                    ---        ---        ---        ---        ---        ---
                                                                    ---        ---        ---        ---        ---        ---

                           DEVELOPMENT WELLS DRILLED

                                                                           GROSS                               NET
                                                              -------------------------------  -----------------------------------
                                                                1993       1992       1991        1993         1992        1991
                                                              ---------  ---------  ---------     -----        -----     ---------
Oil
  United States
    Onshore.................................................         44         69        130          29           43          79
    Offshore................................................          4         --         --           2           --          --
                                                                                                       --           --
                                                                    ---        ---        ---                                  ---
                                                                     48         69        130          31           43          79
  U.K.......................................................          5          2          4           1           --           1
  Indonesia.................................................         29         26         18           3            3           1
  Other foreign.............................................          7          2          3           2            1           1
Gas
  United States
    Onshore.................................................         38         26         54          15           11          19
    Offshore................................................          8          7         16           3            2           7
                                                                                                       --           --
                                                                    ---        ---        ---                                  ---
                                                                     46         33         70          18           13          26
  U.K.......................................................         --         --         --          --           --          --
Dry
  United States
    Onshore.................................................          1          4          3           1            3           2
    Offshore................................................          4         --         --           3           --          --
                                                                                                       --           --
                                                                    ---        ---        ---                                  ---
                                                                      5          4          3           4            3           2
  U.K.......................................................          6         --         --           1           --          --
  Indonesia.................................................          1          6          3          --            1          --
  Other foreign.............................................          1         --         --          --           --          --
                                                                                                       --           --
                                                                    ---        ---        ---                                  ---
                                                                    148        142        231          60           64         110
                                                                                                       --           --
                                                                                                       --           --
                                                                    ---        ---        ---                                  ---
                                                                    ---        ---        ---                                  ---

    The following table sets forth the Company's gross and net producing oil and gas wells at December 31, 1993:

                          PRODUCING OIL AND GAS WELLS

                                                                             GROSS*                 NET
                                                                      --------------------  --------------------
                                                                         OIL        GAS        OIL        GAS
                                                                      ---------  ---------  ---------  ---------
United States
  Onshore...........................................................      4,586        988      2,203        577
  Offshore..........................................................         60        159         22         66
                                                                      ---------  ---------  ---------  ---------
                                                                          4,646      1,147      2,225        643
Foreign:
  U.K...............................................................        134         11         31          4
  Indonesia.........................................................        385          1         32         --
  Other foreign.....................................................         35         --          7         --
                                                                      ---------  ---------  ---------  ---------
    Total                                                                 5,200      1,159      2,295        647
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

- ------------------------
*Gross producing wells include 180 multiple completion wells (more than one formation producing into the same well bore).

    The following table sets forth the Company's average revenues and production costs per unit of oil and gas production for 1993, 1992 and 1991:

                 AVERAGE PER UNIT REVENUES AND PRODUCTION COSTS

                                                                               YEAR ENDED DECEMBER 31
                                                                           -------------------------------
                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Revenues:
  Crude and condensate (per bbl)
    U.S..................................................................  $   15.96  $   18.51  $   20.88
    U.K..................................................................  $   15.82  $   19.14  $   21.72
    Indonesia............................................................  $   17.76  $   19.21  $   19.98
    Other foreign........................................................  $   16.91  $   16.95  $   17.04
    Worldwide............................................................  $   16.08  $   18.77  $   20.85
  Crude, condensate and natural gas liquids (per bbl)
    U.S..................................................................  $   14.08  $   18.21  $   20.45
  Natural Gas (per mcf)
    U.S..................................................................  $    1.96  $    1.72  $    1.55
    U.K..................................................................  $    2.11  $    2.50  $    2.69
    Worldwide............................................................  $    1.98  $    1.83  $    1.63
Average production cost per unit of oil and gas production (per eb):*
    U.S..................................................................  $    4.57  $    4.20  $    3.73
    U.K..................................................................  $    7.67  $    8.88  $    9.53
    Indonesia............................................................  $   12.97  $   12.37  $   12.43
    Other foreign........................................................  $    7.19  $    8.10  $    8.85
    Worldwide............................................................  $    5.95  $    6.28  $    6.06

- ------------------------
*Average production cost consists of operating cost and production taxes.

ASSET DISPOSITIONS

    Assets are managed on a portfolio basis. The Company will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

    During 1993, the Company obtained 49, 39 and 12 percent of its U.S. crude production from primary, secondary and tertiary recovery methods. This compares to 50, 38 and 12 percent of its crude oil production in 1992. At December 31, 1993, the Company operated or participated in 18 major tertiary oil recovery programs that produced approximately 6 thousand net barrels of crude and condensate daily.

    The terms "secondary recovery" and "tertiary recovery" relate to those methods used to increase the quantity of crude oil and condensate and natural gas that can be recovered in excess of the quantity recoverable using the primary energy found in a reservoir. Secondary recovery methods include pressure maintenance by waterflooding or natural gas injection. Tertiary recovery methods include injection of carbon dioxide, nitrogen, chemicals, steam or a combination of these with natural gas or water. Tertiary and, to a lesser extent, secondary recovery operations generally have higher operating costs compared to those incurred in primary production efforts.

MARKETING OF OIL AND GAS

    DISTRIBUTION

    Crude oil, condensate and natural gas are distributed in the U.S. through pipelines and/or trucks to end users, gatherers and transportation companies and in foreign locations by tanker and/or pipeline to traders and end users. Sufficient distribution systems exist and are readily available in the areas of the Company's production to enable the Company to effectively market its oil and gas. In some instances, the Company owns an interest in these systems.

    CRUDE AND CONDENSATE

    During 1993, sales to Koch Refining International totaled approximately 12 percent, and sales to Phibro Energy USA, Inc. totaled approximately 10 percent of the Company's sales of crude oil and condensate. No other customer purchased more than 9 percent of the Company's sales of crude oil and condensate.

    Since most of the Company's crude and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business. In 1993, the ten largest customers, including Koch Refining International and Phibro Energy USA, Inc., accounted for approximately 62 percent of such sales.

    Currently, approximately 55 percent of domestic sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Company or the purchaser, with substantially all of the remainder of the domestic production being sold pursuant to contracts of varying terms of up to one year in length.

    The Company markets its foreign crude oil production, which is sold under short-term contracts, on a cargo lot basis.

    NATURAL GAS

    The Company's natural gas marketing strategies in the U.S. are designed to be effective in the current competitive environment. Sales of natural gas into short-term markets averaged 57 percent of total sales. However, by year-end nearly 50 percent of total sales were contracted to end-users of natural gas on a long term basis. The Company's strategy is to sell to end-users that possess firm transportation rights from the producing basin to the city gate on major interstate pipelines. Contract length of these term sales ranges from one to ten years.

    The Company sells its natural gas production from the North Sea under long-term agreements with British Gas plc under which prices are reset annually in sterling based on a variety of factors including prevailing oil prices. Sales to British Gas plc represented 14 percent of the Company's natural gas sales for 1993.

    During 1993, British Gas plc was the only customer who accounted for more than 4 percent of the Company's natural gas sales. The ten largest customers accounted for approximately 38 percent of total gas sales during 1993.

    HEDGING

    Because of the volatility of oil and gas prices, the Company periodically enters into crude oil and natural gas hedging activities. (See Note 1 to the Consolidated Financial Statements included in Item 8 herein).

REGULATION

    GENERAL

    The oil and gas industry is subject to regulation by the public policies of national, state and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities) and, in some cases, possible nationalization, expropriation, regulatory taking, cancellation or frustration of contract rights. The industry is also subject to the payment of royalties and taxes, which tend to be high compared to those levied on other commercial activities. The Company cannot predict the impact of future regulatory and taxation initiatives.

    NATURAL GAS

    The natural gas industry in the United States remains under federal regulation pursuant to the Natural Gas Act and the Natural Gas Policy Act. However, as a result of the Natural Gas Decontrol Act, wellhead regulation of gas prices ended January 1, 1993.

    ENVIRONMENTAL MATTERS

    The Company is subject to, and makes every effort to comply with, various environmental quality control regulations of national, state and local governments. Although environmental requirements can have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently or to any greater or lesser extent than other exploration and production companies.

    The Company has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Company has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Company is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency. At the fourth and largest site, the Operating Industries, Inc. site in California, the Company has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has recently successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells, and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.

    Based on the facts outlined above and the Company's ongoing analyses of the actions where it has been identified as a PRP, the Company believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs therefore will not have a material impact on the Company's financial condition or results of operations. While liability at superfund sites is typically joint and several, the Company has no reason to believe that defaults by other PRPs will result in liability of the Company materially larger than expected.

COMPETITION

    The oil and gas industry is highly competitive. Integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Although several of these competitors have financial resources substantially greater than those of the Company, management believes that the Company is in a position to compete effectively.

    The availability of a ready market for the Company's oil and gas production depends on numerous factors beyond its control, including the level of prices and consumer demand, the extent of worldwide oil and gas production, the cost and availability of alternative fuels, the cost and proximity of pipelines and other transportation facilities, regulation by national and local authorities and the cost of compliance with applicable environmental regulations.

TECHNOLOGY

    The Company's exploration, development and production activities depend upon the use of applied technology. In support of this, the Company has 67 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Company's expenditures on technology activities, including employee-related costs, were $15 million, $15 million and $13 million for the years 1993, 1992 and 1991, respectively.

THE PARTNERSHIP

    Since December 1, 1985, the Company has functioned as the managing general partner for, and has conducted its business operations in the United States principally through the Partnership, a Delaware limited partnership. As of December 31, 1993, the Company had a 98 percent interest in the Partnership. The remaining two percent partnership interest is a limited partnership interest and is held by public unitholders in the form of depositary units. There were 7,543,100 depositary units outstanding at December 31, 1993.

    The Partnership operates through Sun Operating Limited Partnership, which is a Delaware limited partnership, and several other operating partnerships.

    Certain conflicts of interest may arise as a result of the relationships between the Company and the Partnership. The directors and officers of the Company have fiduciary duties to manage the Company in the best interest of its stockholders. The Company, as managing general partner of the Partnership, has a fiduciary duty to manage the Partnership in a manner that is fair to the public unitholders. The duty of the directors of the Company to its stockholders may therefore come into conflict with the duties of the Company to the public unitholders. The Partnership may sell limited partnership units to the Company for the purpose of funding the Partnership's property acquisition, exploration and development cash requirements.

    The Audit Committee of the Board of Directors of the Company (Audit Committee), none of whose members is affiliated with the Company except as Company directors or stockholders or as holders of units, reviews policies and procedures developed by the Company for dealing with various matters as to which a conflict of interest may arise. The Audit Committee also monitors the application of such policies and procedures.

EMPLOYEES

    At December 31, 1993, the number of full-time active employees of the Company was approximately 1,500.

ITEM 3.  LEGAL PROCEEDINGS

    Three federal securities actions were brought against the Company and certain of its senior officers in the United States District Court for the Northern District of Texas in 1992. These actions, now consolidated, purport to be brought on behalf of a class of open market purchasers of the Common Stock during the period October 3, 1991, through June 4, 1992. The plaintiffs allege that the Company made false and misleading statements about its financial prospects and, in particular, about its intentions to continue paying dividends at the same level as in the past. Plaintiffs claim violations of Section 10(b) of the Securities Exchange Act of 1934 and related provisions. The consolidated complaint seeks damages for alleged market losses in an unquantified amount. The Company filed a motion to dismiss the complaint in December 1992, and plaintiffs filed a motion for class certification in March 1993. The Court heard argument on both motions in August 1993, but has not ruled on either motion. Management believes that the claims have no merit and will defend against them vigorously.

    The Company is involved in a number of legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Company. Management of the Company believes that any liabilities which may arise would not be material in relation to its financial position at December 31, 1993. The Company intends to maintain liability and other insurance of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    On May 6, 1993, the Annual Meeting of Shareholders of Oryx Energy Company was held to vote on proposals as follows:

    (a) To elect three directors to Class II of the Company's Board of Directors.

                                           ROBERT L.        PAUL R.
                                            KEISER          SEEGERS      IAN L. WHITE-THOMSON
                                        ---------------  --------------  --------------------
Affirmative...........................      73,277,511      73,246,029          73,265,182
Negative..............................              --              --                  --
Abstained.............................              --              --                  --
Withheld..............................       4,060,642       4,092,124           4,072,971
Broker non-votes......................              --              --                  --
Shares without executed proxies and
 not present for vote.................      19,594,124      19,594,124          19,594,124
                                        ---------------  --------------        -----------
Shares entitled to vote...............      96,932,277      96,932,277          96,932,277
                                        ---------------  --------------        -----------
                                        ---------------  --------------        -----------

    (b) To approve the appointment of Coopers & Lybrand as independent certified public accountants for the fiscal year 1993.

Affirmative............................................................  73,834,078
Negative...............................................................   3,094,144
Abstained..............................................................     409,931
Withheld...............................................................          --
Broker non-votes.......................................................          --
Shares without executed proxies and not present for vote...............  19,594,124
                                                                         ----------
Shares entitled to vote................................................  96,932,277
                                                                         ----------
                                                                         ----------

EXECUTIVE OFFICERS

    The following table sets forth information as to the Company's executive officers. All officers of the Company hold their offices at the pleasure of the Board of Directors.

                   NAME, AGE AND                                         BUSINESS EXPERIENCE
             POSITION WITH THE COMPANY                                  DURING PAST FIVE YEARS
- ---------------------------------------------------  ------------------------------------------------------------
Jerry W. Box, 55 ..................................  Mr.  Box has been in this  position since January 1992. From
  Senior Vice President, Exploration and              1987 to 1991, he was Vice President, Exploration.
    Production
David F. Chavenson, 41 ............................  Mr. Chavenson assumed this position on October 1, 1993.  For
  Treasurer                                           the five years previous thereto, he was Assistant Treasurer and Manager, Corporate Finance and Credit of the Company.
Sherri T. Durst, 44  ..............................  Ms.  Durst assumed this  position on December  2, 1993. From
  General Auditor                                     February 1990  to December  1993,  she served  as  Manager,
                                                      Financial  Processes. For  the six  years previous thereto, she held the position of Financial Systems Project Manager.
Robert P. Hauptfuhrer, 62 .........................  Mr. Hauptfuhrer  assumed this  position  on July  21,  1988,
  Chairman of the Board, and Chief                    having  been President  and Chief Operating  Officer of Sun
    Executive Officer                                 Company, Inc. since  January 1987.  From 1984  to 1987,  he
                                                      served   as  President  of  the   Company  and  Group  Vice
                                                      President, Exploration and Production of Sun Company, Inc.

                   NAME, AGE AND                                         BUSINESS EXPERIENCE
             POSITION WITH THE COMPANY                                  DURING PAST FIVE YEARS
- ---------------------------------------------------  ------------------------------------------------------------
Robert L. Keiser, 51 ..............................  Mr. Keiser has been in this position since January 1,  1992.
  President, Chief Operating Officer and              From   January  1,  1990  through  December  1991,  he  was
    Director                                          President and Chief Executive  Officer of Oryx U.K.  Energy
                                                      Company.   He  was   also  Vice   President,  International
                                                      Exploration and  Production for  the Company  from  January
                                                      1990 until August 1990 and from April 1991 through December
                                                      1991.  From  July  1987  to  December  1989,  he  was  Vice
                                                      President, Planning and  Development of  the Company.  From
                                                      1986  to  1987,  he was  Operations  Manager, International
                                                      Exploration and Production  of the Company.  Prior to  that time, he was Region Production Manager of the Company. From
                                                      July  1988  to  November 1988,  he  was a  Director  of the
                                                      Company.
Thomas W. Lynch, 64 ...............................  Mr. Lynch has been a Vice President for the past five years.
  Vice President and General Counsel                  He has been  General Counsel  since November  1, 1988  and, previous thereto, he was Chief Counsel of the Company.
Edward W. Moneypenny, 52 ..........................  Mr. Moneypenny has been in this position since January 1992.
  Senior Vice President, Finance, and                 From 1988 to 1991, he was Vice President, Finance and Chief
    Chief Financial Officer                           Financial Officer of the Company. From 1983 to 1988, he was
                                                      also Treasurer of the Company.
William P. Stokes, Jr., 52 ........................  Mr.  Stokes assumed this position  on January 10, 1993. From
  Vice President, Corporate Development               January 1990 to January 1993, he served the Company as Vice
    and Human Relations                               President, Planning  and Development.  For the  five  years previous  thereto, Mr. Stokes held  the position of Manager
                                                      Western Production Region of the Company.
Barry L. Strong, 49 ...............................  Mr. Strong  has been  in  this position  for the  past  five
  Comptroller                                         years.
Frank B. Sweeney, 55 ..............................  Mr.  Sweeney assumed this position on July 31, 1988. For the
  Corporate Secretary                                 four years previous thereto, he served the Company as Chief
                                                      Counsel and,  at  various  times, he  served  as  Assistant
                                                      Secretary for the Company and its subsidiaries.
William F. Whitsitt, 49 ...........................  Mr. Whitsitt assumed this position on January 10, 1993. From
  Vice President, Marketing                           November  1988 to  January 1993,  he served  the Company as
    and Public Affairs                                Vice President, Government Relations. From 1981 to 1988, he
                                                      served as Director,  Legislative Affairs  for Sun  Company,
                                                      Inc.

                                    PART II

ITEM 5.  MARKET FOR ORYX ENERGY COMPANY COMMON STOCK AND
       RELATED SECURITY HOLDER MATTERS

    The common stock, $1 par value, of the Company (Common Stock) trades on the New York Stock Exchange under the symbol "ORX". The following table sets forth the high and low sales prices per share of Common Stock, as reported on the New York Stock Exchange Composite Transactions quotations, and the dividends paid per share of Common Stock for the periods indicated:

                                            HIGH        LOW      DIVIDENDS
                                           -------    -------    ----
1993:
  First quarter.........................   $24        $17 1/4    $   .10
  Second quarter........................   $24 7/8    $20        $   .10
  Third quarter.........................   $24 3/4    $19 3/8    $   .10
  Fourth quarter........................   $26 1/4    $16 1/4    $   .10
1992:
  First quarter.........................   $27 1/4    $17 5/8    $   .30
  Second quarter........................   $24 3/4    $16 3/4    $   .30
  Third quarter.........................   $26 5/8    $17 1/8    $   .10
  Fourth quarter........................   $24 5/8    $18 5/8    $   .10

    The Company had 40,967 holders of record of Common Stock as of February 28, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                      YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------------
                                                                           1993      1992      1991      1990      1989
                                                                          ------    ------    ------    ------    ------
                                                                              (MILLIONS OF DOLLARS, EXCEPT PER SHARE
                                                                                             AMOUNTS)
For the Period
  Revenues............................................................    $1,054    $1,392    $1,598    $2,121    $1,208
  Income (loss) before extraordinary item and cumulative effect of
   changes in accounting principles (1)...............................    $  (93)   $   73    $   19    $  225    $   54
  Net income (loss) (1)...............................................    $ (100)   $   14    $   19    $  225    $  139
  Income (loss) per share of common stock before extraordinary item
   and cumulative effect of changes in accounting principles (1)......    $(1.01)   $  .74    $  .08    $ 2.26    $  .51
  Net income (loss) per share of common stock (1).....................    $(1.08)   $  .06    $  .08    $ 2.26    $ 1.32
  Cash dividends per share of common stock (2)........................    $  .40    $  .80    $ 1.20    $ 1.20    $ 1.20
  Cash dividends per share of preferred stock (3).....................    $ .725    $ 1.25    $ 1.80    $  .95
  ED&A outlays (4)....................................................    $  451    $  390    $  569    $1,666    $  479
At End of Period
  Total assets........................................................    $3,624    $3,738    $4,257    $5,129    $4,185
  Total debt (5 and 6)................................................    $1,769    $1,707    $2,362    $2,921    $1,516
  Shareholders' equity (6)............................................    $  676    $  817    $  534    $  622    $1,485

- ------------------------
(1) Net loss for 1993 includes $5 million of after-tax losses on asset disposals and a $7 million extraordinary loss net of associated taxes from the repurchase of indebtedness (see Note 9 to the Consolidated Financial Statements). Net income for 1992 includes $19 million of after-tax gains on asset disposals and a $9 million after-tax charge for costs associated with the Company's cost restructuring program (see Note 4 to the Consolidated Financial Statements). Net income for 1991 includes $39 million of after-tax gains on asset disposals, a $35 million after-tax charge for costs associated with the Company's cost restructuring program and a $25 million deferred tax benefit associated with a United Kingdom  tax rate reduction (see Notes  4 and  5  to the  Consolidated Financial  Statements).  Net income  for 1989 includes the recognition  of an $85  million after-tax cumulative  benefit from  changes made in the methods  of accounting for deferred income taxes and capitalized interest costs.
(2)   In June 1992, the  Company announced the reduction  of the quarterly  cash dividend  on its $1.00 par value common  stock (Common Stock) from $.30 to
      $.10 per share. In January 1994,  the Company announced the suspension  of its quarterly cash dividend of $.10 per share.
(3)   On  September 11,  1990, the Company  issued 7,259,394 shares  of Series B
      Junior Cumulative Convertible Preference Stock.
(4)   Exploration, development and  acquisition outlays  (ED&A outlays)  exclude capitalized interest of $46 million, $43 million, $26 million, $13 million and $13 million for 1993, 1992, 1991, 1990 and 1989. ED&A outlays for 1990 include  the costs associated  with the Company's  January 1, 1990 foreign properties acquisition.
(5)   Total debt  includes long-term  debt of  $1,741 million,  $1,489  million,
      $2,341  million, $2,267 million  and $1,509 million  at December 31, 1993,
      1992, 1991, 1990 and 1989.
(6)   Shareholders' equity at December 31, 1993 and 1992 includes the effects of the sale of 17,250,000 shares of Common Stock in August 1992. Net proceeds from the sale were used to reduce outstanding indebtedness of the Company.
      Shareholders' equity at December  31, 1993, 1992,  1991 and 1990  includes the effects of the repurchase of shares of Common Stock in September 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Management's discussion and analysis of the Company's financial position and results of operations follows. This discussion should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

BUSINESS CLIMATE

    The Company has an evenly balanced portfolio of oil and gas production. The fundamentals in the U.S. natural gas market are better today than they have been since the mid-1980's. Excess deliverability is no longer a problem due to solid growth in demand and reduced supply, although oil prices have constrained the upward movement of gas prices. The Company's realized U.S. gas price in 1993 was $1.96 per mcf or 14 percent higher than the $1.72 per mcf realized in 1992.

    The fundamentals in worldwide oil markets continue to reflect an excess of supply over demand. OPEC members have not restrained their production in a weak global economy and prices have fallen to five-year lows. The Company's realized oil price fell by $2.69 per barrel to $16.08 per barrel, or 14 percent less than the 1992 price. The worldwide crude price in the fourth quarter of 1993 was $6.20 per barrel lower than the fourth quarter of 1992. Prices in early 1994 have not shown any significant improvement from levels realized in late 1993.

    The two highest priorities for the Company are to increase its production volumes and to preserve its financial strength. These are particularly important in times of low prices. The Company's spending is constrained by internally generated cash flow.

LIQUIDITY AND CAPITAL RESOURCES

    ED&A OUTLAYS. Total ED&A outlays differ from capital expenditures in that they exclude capitalized interest but include cash exploration costs. ED&A outlays were $451 million in 1993, compared to $390 million in 1992 and $569 million in 1991. In 1994, total ED&A outlays are expected to be $370 million of which 70 percent has been earmarked for development, primarily of fields where increases in production volumes can be expected in the near term. Finding, development and acquisition costs per eb were $5.53 in 1993 compared to $4.21 in 1992 and $5.21 in 1991. The average FD&A cost for the five years 1989 through 1993 was $4.64 per eb. The Company replaced 103-percent of its production in 1993, bringing its five-year average to 154-percent.

    Capital expenditures in 1993 included $33 million to acquire an additional 8.2-percent interest in Ninian located in the U.K. sector of the North Sea. The purchase cost is included in Deferred Credits and Other Liabilities. See Note 16 to the Consolidated Financial Statements.

    The Company's spending levels are constrained by cash flow from operating activities which will continue to be affected by prevailing oil and gas prices, cost levels and production volumes. The Company is basing its 1994 spending plans on spot oil and gas prices averaging $16.50 per barrel (WTI) and $1.94 per mmbtu.

    CASH FLOW. In 1993, the Company generated net cash flow from operating activities of $379 million, including $28 million of proceeds from certain interest rate hedging arrangements. In 1993, the Company generated net proceeds from divestments of $46 million, as compared to $272 million in 1992 and $484 million in 1991. The Company's divestment plan was substantially completed in 1992.

    In the fourth quarter of 1993, the Company's $200 million of 9.85-percent notes matured and were refinanced with commercial paper and debt securities issued under the Company's medium-term note program. Medium-term notes were also used to repurchase approximately $78 million principal amount of its 10 3/8-percent debentures. The Company incurred a $7 million extraordinary loss associated with the early retirement of the debentures; however, due to the lower interest rates on the medium-term notes, this cost will be recovered in approximately two years.

    In 1992, the amount of our quarterly dividend on common stock was reduced from $.30 per share to $.10 per share. In 1994, the Board of Directors suspended the payment of dividends on common stock.

    The Company's total debt was $1,769 million at December 31, 1993, compared to $1,707 million at December 31, 1992. The Company expects its debt obligations at the end of 1994 to be about the same level as the end of 1993.

    GENERAL. Cash was $10 million at the end of 1993 and 1992. As a result of the debt reduction program and refinancing activities, we have been able to reduce the amount of our revolving credit facility from $1.1 billion at the end of 1991 to $620 million in 1992 and 1993. The Company's current borrowing capacity is more than adequate to meet its needs under existing economic conditions. Moreover, the revolving credit facility is available to support the outstanding commercial paper program, potential refinancing needs and general liquidity.

    In January 1994, Standard & Poor's (S&P) announced that it had placed the credit ratings of the Company and seven other oil and gas companies on "CreditWatch" with negative implications due to the "sharp decline in oil prices since the latter part of 1993." The holders of the Company's senior ESOP notes ($102 million outstanding at December 31, 1993) would have the right, in the event of a downgrade by S&P, to require the Company to repay the senior ESOP notes in full at par plus a makewhole premium which at December 31, 1993 would have been $33 million. Should such a put occur, the Company has sufficient availability under the revolving credit facility to refinance the senior ESOP notes.

    Any shortfall in the Company's expected cash flow from operating activities may require that it adjust its business plans. Among its options, it can defer discretionary ED&A outlays, draw against the unused portion of its revolving credit facility, seek additional bank borrowings or seek access to capital markets. Its ability to incur additional indebtedness as well as its long-term cash generation capability is ultimately tied to the value of its proved reserve base.

FINANCIAL PERFORMANCE

    In 1991, net income fell to $19 million, a decrease of $206 million from 1990, primarily due to the impact of asset disposals on oil and gas volumes as well as lower prices. Results for 1991 include a net restructuring charge of $35 million, a $25 million tax benefit resulting from a decrease in the U.K. corporate tax rate and a comparative decrease in net gains from asset sales of $14 million.

    Net income for 1992 was $14 million, including $19 million from asset disposals and a restructuring charge of $9 million. Excluding special charges, total costs and expenses fell by $263 million, or 17 percent. However, this was largely offset by the impacts of lower production volumes and lower oil prices. Relative to 1991, volumes fell by about 10 percent due to asset sales and normal declines. Oil prices were more than $2.00 per barrel lower than 1991 levels, while U.S. natural gas prices were higher by about $.17 per mcf. The sale of substantially all of its gas processing business in 1992 negatively affected subsequent plant margins. In 1992, the Company also recorded a $9 million net restructuring charge for the estimated cost of further workforce reductions.

    The net loss for 1993 was $100 million which included tax-related charges of $16 million due to the recognition of a higher U.S. corporate income tax rate, $5 million of losses on asset disposals and a $7 million extraordinary loss related to early debt retirement. Production volumes fell by 10-percent due primarily to asset sales, production shortfalls and normal declines. The Company's hedging activities decreased the overall price it received by $.28 per barrel of oil and $.08 per mcf of gas in 1993 and by $.03 per barrel and $.02 per mcf in 1992. Total costs and expenses decreased $157 million or 12 percent to $1,162 million in 1993 from $1,319 million in 1992, excluding the provisions for restructuring and relinquishment of non-producing properties. The Company is continuing to review its cost structure in an effort to further reduce costs at all levels.

INCOME TAXES

    Oryx Energy adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992. The overall effect for 1992 was zero and for 1993 was a benefit of $5 million. As a result of applying the provisions of SFAS No. 109, a non-cash charge or credit is included in business results based on the change in foreign exchange rates and the corresponding impact on the deferred tax liability. We believe these items tend to distort current period business results and should be disregarded in analyzing its current business.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    Oryx Energy adopted SFAS No. 106, "Accounting for Postretirement Benefits," effective January 1, 1993, and began accruing the cost of postretirement benefits other than pensions. The after-tax impact of $59 million is being amortized over a twenty-year period. The increase in annual expense for providing these benefits was $4 million after the effect of income taxes. However, cash outflows are unaffected by the adoption of SFAS No. 106.

    Oryx Energy also adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits," effective January 1, 1993, and began accruing the cost of postemployment benefits. Since the Company has previously recognized certain costs as required by this standard, the effect of adoption in 1993 was insignificant.

ENVIRONMENTAL

    The Company's oil and gas operations are subject to stringent environmental regulations. The Company is dedicated to the preservation of the environment and has committed significant resources to comply with such regulations. Although it has been named as a potentially responsible party at sites related to past operations, the Company believes that the potential costs to it, in the aggregate, are not material to its financial condition. However, risks of substantial costs and liabilities are inherent in the oil and gas business. Should other developments occur, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages resulting from the Company's operations, they could result in additional costs and liabilities in the future. See Note 16 to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Report of Indepdendent Accountants.........................................................................          44
Financial Statements:
  Consolidated Statements of Income for the Years Ended
   December 31, 1993, 1992 and 1991........................................................................          22
  Consolidated Balance Sheets at December 31, 1993 and 1992................................................          23
  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1993, 1992 and 1991........................................................................          24
  Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 1993, 1992 and 1991............................................................          25
  Notes to Consolidated Financial Statements...............................................................          26
Supplementary Financial and Operating Information (Unaudited):
  Oil and Gas Data.........................................................................................          45
  Quarterly Financial Information..........................................................................          50
Financial Statement Schedules:
  Report of Independent Accountants........................................................................          55
  Schedule V -- Properties, Plants and Equipment...........................................................          56
  Schedule VI -- Accumulated Depreciation, Depletion and
   Amortization of Properties, Plants and Equipment........................................................          57
  Schedule X -- Supplementary Income Statement Information.................................................          58

                              ORYX ENERGY COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                             1993    1992    1991
                                                                                            ------  ------  ------
                                                                                            (MILLIONS OF DOLLARS,
                                                                                               EXCEPT PER SHARE
                                                                                                   AMOUNTS)
Revenues
  Oil and gas.............................................................................  $1,080  $1,275  $1,484
  Other (Note 2)..........................................................................     (26)    117     114
                                                                                            ------  ------  ------
                                                                                             1,054   1,392   1,598
                                                                                            ------  ------  ------
Costs and Expenses
  Operating costs.........................................................................     345     397     413
  Production taxes (Note 3)...............................................................     112     137     155
  Exploration costs.......................................................................      95     112     222
  Depreciation, depletion and amortization................................................     395     409     448
  General and administrative expense......................................................      98     120     153
  Interest and debt expense...............................................................     163     187     217
  Interest capitalized....................................................................     (46)    (43)    (26)
  Provision for restructuring (Note 4)....................................................      --      14      53
  Provision for relinquishment of non-producing properties (Note 4).......................      --      63      --
                                                                                            ------  ------  ------
                                                                                             1,162   1,396   1,635
                                                                                            ------  ------  ------
Loss before extraordinary item, cumulative effect of accounting change and benefit for
 income taxes.............................................................................    (108)     (4)    (37)
Benefit for income taxes..................................................................     (10)    (18)    (56)
Remeasurement of foreign deferred tax (Notes 1 and 5).....................................      (5)    (59)     --
                                                                                            ------  ------  ------
Income (loss) before extraordinary item and cumulative effect of accounting change........     (93)     73      19
Extraordinary item (Note 9)...............................................................      (7)     --      --
Cumulative effect of accounting change (Note 1)...........................................      --     (59)     --
                                                                                            ------  ------  ------
Net Income (Loss).........................................................................    (100)     14      19
Less Preferred Stock Dividends............................................................       5       9      13
                                                                                            ------  ------  ------
Net Income (Loss) Attributable to Common Stock............................................  $ (105) $    5  $    6
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Net Income (Loss) Per Share of Common Stock (Note 6):
  Before extraordinary item and cumulative effect of accounting change....................  $(1.01) $  .74  $  .08
  Extraordinary item......................................................................    (.07)     --      --
  Cumulative effect of accounting change..................................................      --    (.68)     --
                                                                                            ------  ------  ------
  Net income (loss).......................................................................  $(1.08) $  .06  $  .08
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Cash Dividends Per Share of Common Stock..................................................  $  .40  $  .80  $ 1.20
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------
Weighted Average Number of Common and Common Equivalent Shares Outstanding (Millions of
 Shares) (Note 6).........................................................................    97.1    86.4    79.8
                                                                                            ------  ------  ------
                                                                                            ------  ------  ------

                            (See Accompanying Notes)

                              ORYX ENERGY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                  DECEMBER 31
                                                                                              --------------------
                                                                                                1993       1992
                                                                                              ---------  ---------
                                                                                                  (MILLIONS OF
                                                                                                    DOLLARS)
Current Assets:
  Cash and cash equivalents.................................................................  $      10  $      10
  Accounts and notes receivable and other current assets....................................        195        265
                                                                                              ---------  ---------
      Total Current Assets..................................................................        205        275
Properties, Plants and Equipment (Note 7)...................................................      3,333      3,365
Deferred Charges and Other Assets...........................................................         86         98
                                                                                              ---------  ---------
      Total Assets..........................................................................  $   3,624  $   3,738
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................................................  $     134  $     151
  Accrued liabilities (Note 8)..............................................................        162        199
  Current portion of long-term debt (Note 9)................................................         28        218
                                                                                              ---------  ---------
      Total Current Liabilities.............................................................        324        568
Long-Term Debt (Note 9).....................................................................      1,741      1,489
Deferred Income Taxes (Note 5)..............................................................        682        706
Deferred Credits and Other Liabilities (Note 16)............................................        201        158
Commitments and Contingent Liabilities (Note 10)
Shareholders' Equity (Note 11):
  Preferred stock, $1 par value; 30,000,000 shares authorized; 7,259,394 shares of Series B
   Junior Cumulative Convertible Preference Stock issued and outstanding in 1993 and 1992...          7          7
  Common stock, $1 par value; 250,000,000 shares authorized; 126,703,553 shares issued in
   1993 and 1992, 96,932,277 and 96,917,473 shares outstanding in 1993 and 1992.............        124        124
  Additional paid-in capital................................................................      2,204      2,205
  Retained deficit..........................................................................       (155)       (11)
                                                                                              ---------  ---------
                                                                                                  2,180      2,325
  Less common stock in treasury, at cost; 26,769,400 and 26,784,204 shares in 1993 and
   1992.....................................................................................     (1,402)    (1,403)
  Less loan to ESOP.........................................................................       (102)      (105)
                                                                                              ---------  ---------
Shareholders' Equity........................................................................        676        817
                                                                                              ---------  ---------
      Total Liabilities and Shareholders' Equity............................................  $   3,624  $   3,738
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                              ORYX ENERGY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
                                                                                         (MILLIONS OF DOLLARS)
Cash and Cash Equivalents From Operating Activities:
Net Income (Loss).................................................................  $    (100) $      14  $      19
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation, depletion and amortization......................................        395        409        448
    Dry hole costs and leasehold impairment.......................................         45         56        132
    Deferred income taxes.........................................................         15         10        (40)
    (Gain) loss on sale of assets, net of taxes...................................          5        (59)       (39)
    Provision for restructuring, net of taxes.....................................         --          9         35
    Extraordinary loss from debt repurchases......................................          7         --         --
    Provision for relinquishment of non-producing properties......................         --         63         --
    Proceeds from interest rate hedging activities................................         28          9         --
    Other.........................................................................         30         29         24
                                                                                    ---------  ---------  ---------
                                                                                          425        540        579
    Changes in working capital:
      Accounts and notes receivable and other current assets......................         37        104        210
      Accounts payable............................................................        (17)       (55)       (72)
      Accrued liabilities.........................................................        (66)       (67)      (130)
                                                                                    ---------  ---------  ---------
Net Cash Flow Provided From Operating Activities..................................        379        522        587
                                                                                    ---------  ---------  ---------
Cash and Cash Equivalents From Investing Activities:
  Capital expenditures (includes capitalized interest)............................       (453)      (372)      (527)
  Proceeds from divestments, net of current taxes.................................         46        272        484
  Other...........................................................................         20        (34)       (34)
                                                                                    ---------  ---------  ---------
Net Cash Flow Used For Investing Activities.......................................       (387)      (134)       (77)
                                                                                    ---------  ---------  ---------
Cash and Cash Equivalents From Financing Activities:
  Proceeds from borrowings........................................................        359        205        542
  Repayments of long-term debt....................................................       (307)      (860)    (1,015)
  Issuance of common stock........................................................         --        344         --
  Cash dividends paid on common and preferred stock...............................        (44)       (77)      (108)
                                                                                    ---------  ---------  ---------
Net Cash Flow Provided From (Used For) Financing Activities.......................          8       (388)      (581)
                                                                                    ---------  ---------  ---------
Changes in Cash and Cash Equivalents..............................................         --         --        (71)
Cash and Cash Equivalents at Beginning of Year....................................         10         10         81
                                                                                    ---------  ---------  ---------
Cash and Cash Equivalents at End of Year..........................................  $      10  $      10  $      10
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                            (See Accompanying Notes)

                              ORYX ENERGY COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       COMMON STOCK    PREFERRED STOCK                           COMMON STOCK HELD
                                     ----------------  ----------------  ADDITIONAL   RETAINED      IN TREASURY     LOAN
                                     NUMBER OF   PAR   NUMBER OF   PAR    PAID-IN     EARNINGS   -----------------   TO
                                      SHARES    VALUE   SHARES    VALUE   CAPITAL     (DEFICIT)   SHARES    COST    ESOP
                                     ---------  -----  ---------  -----  ----------   --------   --------  -------  -----
                                                          (MILLIONS OF DOLLARS, THOUSANDS OF SHARES)
At December 31, 1990...............   106,452   $ 106     7,259   $  7   $   1,879    $   141     (26,797) $(1,403) $(108)
  Net income.......................                                                        19
  Issuances from treasury..........                                             --                     12       --
  Cash dividends declared:
    Common -- $1.20 per share......                                                       (95)
    Preferred -- $1.80 per share...                                                       (13)
  Repayment of loan to ESOP........                                                                                     1
                                     ---------  -----  ---------  -----  ----------   --------   --------  -------  -----
At December 31, 1991...............   106,452     106     7,259      7       1,879         52     (26,785)  (1,403)  (107)
  Net income.......................                                                        14
  Issuance of common stock.........    17,250      18                          326
  Issuance from treasury...........                                             --                      1       --
  Cash dividends declared:
    Common -- $.80 per share.......                                                       (68)
    Preferred -- $1.25 per share...                                                        (9)
  Repayment of loan to ESOP........                                                                                     2
                                     ---------  -----  ---------  -----  ----------   --------   --------  -------  -----
At December 31, 1992...............   123,702     124     7,259      7       2,205        (11)    (26,784)  (1,403)  (105)
  Net loss.........................                                                      (100)
  Issuance from treasury...........                                             (1)                    15        1
  Cash dividends declared:
    Common -- $.40 per share.......                                                       (39)
    Preferred -- $.725 per share...                                                        (5)
  Repayment of loan to ESOP........                                                                                     3
                                     ---------  -----  ---------  -----  ----------   --------   --------  -------  -----
At December 31, 1993...............   123,702   $ 124     7,259   $  7   $   2,204    $  (155)    (26,769) $(1,402) $(102)
                                     ---------  -----  ---------  -----  ----------   --------   --------  -------  -----
                                     ---------  -----  ---------  -----  ----------   --------   --------  -------  -----

                            (See Accompanying Notes)

                              ORYX ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    Oryx Energy Company (together with its consolidated subsidiaries, unless the context otherwise requires, Company) was incorporated in Delaware in 1971 and became an independent, publicly traded company on November 1, 1988. The Company's business operations consist of the exploration and development of oil and natural gas reserves. Since December 1, 1985, the Company has functioned as the managing general partner for and has conducted its United States operations through Sun Energy Partners, L.P. The Company's principal operations located outside of the United States were acquired effective January 1, 1990 and are identified herein by the separate geographic areas of the United Kingdom, Indonesia and Other Foreign.

    The consolidated financial statements contain the accounts of the Company after elimination of intercompany balances and transactions. The Company's interests in Sun Energy Partners, L.P. and its related operating partnerships (Partnership) are fully consolidated.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

    PROPERTIES, PLANTS AND EQUIPMENT

    The successful efforts method of accounting is followed for costs incurred in oil and gas operations.

    CAPITALIZATION POLICY -- Acquisition costs are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are added. Exploration costs, including geological and geophysical costs and costs of carrying unproved properties, are charged against income as incurred. Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well did not find proved reserves, such capitalized costs are charged to expense, as dry hole costs, at that time. Development costs are capitalized. Costs incurred to operate and maintain wells and equipment are expensed.

    LEASEHOLD   IMPAIRMENT  AND  DEPRECIATION,  DEPLETION  AND  AMORTIZATION  --
Periodic valuation provisions for impairment of capitalized costs of unproved properties are expensed.

    The acquisition costs of proved properties are depleted by the unit-of-production method based on proved reserves by field. Capitalized exploratory drilling costs which result in the addition of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field.

    DISMANTLEMENT, RESTORATION AND ABANDONMENT COSTS -- Estimated costs of future dismantlement, restoration and abandonment are accrued as a component of depreciation, depletion and amortization expense; actual costs are charged to the accrual.

    RETIREMENTS  --  Gains  and losses  on  the  disposals of  fixed  assets are generally reflected  in  income. For  certain  property groups,  the  cost  less salvage value of property sold or abandoned is charged to accumulated depreciation, depletion and amortization except that gains and losses for these groups are taken into income for unusual retirements or retirements involving an entire property group.

    CAPITALIZED INTEREST

    The Company capitalizes interest costs incurred as a result of the acquisition and installation of significant assets.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    In February 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" was issued and it required the adoption of its provisions no later than January 1, 1993. During the fourth quarter of 1992, the Company adopted the provisions of SFAS No. 109 retroactive to January 1, 1992. The effect to the Company of adopting SFAS No. 109 was to increase, as of January 1, 1992, deferred foreign income tax liabilities, which resulted in a $59 million ($.68 per share) cumulative charge (Cumulative Charge) to 1992 earnings. This increase in the Company's deferred foreign income tax liabilities results from the remeasurement of the Company's foreign currency denominated deferred tax liabilities at current exchange rates. The remeasurement provisions of SFAS No. 109 also affect the reported earnings of the Company for 1993 and 1992. Earnings for 1993 were increased by $5 million from remeasuring the Company's foreign deferred tax liabilities under SFAS No. 109. Earnings for 1992 were increased by $59 million from remeasuring the Company's foreign deferred tax liabilities. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

    PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company has established noncontributory defined benefit plans and defined contribution plans to provide retirement benefits for most of its employees. Pension benefits are charged against earnings of the Company over the periods in which they are earned by the employees (Note 12).

    In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and certain insurance and other postemployment benefits for individuals whose employment is terminated by the Company prior to their normal retirement. Substantially all of the Company's employees may become eligible for postretirement benefits if they reach normal retirement age while working for the Company. Historically, the cost of retiree health care and life insurance benefits and certain postemployment benefits have been recognized as expenses as such claims or costs were paid. In December 1990, SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions", was issued and it requires companies to recognize the costs of postretirement benefits other than pensions on an accrual basis. The Company adopted SFAS No. 106 on January 1, 1993, and began accruing the cost of postretirement benefits other than pensions. The related transition obligation of $59 million after-tax is being amortized to expense over a twenty year period. The increase in annual expense for providing these benefits was $4 million after the effect of income taxes. However, cash outflows are unaffected by the adoption of SFAS No. 106.

    In November 1992, SFAS No. 112, "Employers' Accounting for Postemployment Benefits", was issued. It requires companies to recognize the costs of postemployment benefits on an accrual basis. The Company adopted SFAS No. 112 on January 1, 1993, and began accruing the cost of postemployment benefits. Since the Company had previously recognized certain costs as required by this standard, the effect of adoption was insignificant.

    SALES OF OIL AND GAS

    Sales of oil  and gas are  recorded on the  entitlement method.  Differences
between   actual  production  and  entitlements   result  in  amounts  due  when
underproduction occurs and amounts owed when overproduction occurs.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    The United States dollar is the functional currency for the Company's consolidated foreign operations. For those operations, all transaction gains or losses from currency fluctuations are included in income currently.

    FOREIGN EXCHANGE CONTRACTS

    The Company enters into foreign exchange contracts to reduce the impact of changes in exchange rates upon foreign denominated receivables and payables. Market value gains and losses recognized offset foreign exchange gains or losses.

    At December 31, 1993 and 1992, the Company was party to contracts with foreign currency equivalents of $49 million and $94 million. Counterparties to these agreements are major financial institutions. The Company believes that losses from nonperformance by the counterparties are unlikely to occur.

    INTEREST RATE FUTURES AGREEMENTS

    The Company has entered into interest rate hedging arrangements to effectively alter the floating rate portion of its underlying debt portfolio. The differentials to be paid or received under such agreements are accrued as interest rates change and are recorded as increments or offsets to interest and debt expense. Proceeds received from certain agreements are amortized over the life of the agreements as an offset to interest and debt expense.

    At December 31, 1993, the Company had outstanding $100 million of interest rate caps maturing in 1997 and $250 million maturing in 1998. Under the terms of the caps, the Company must pay the counterparty the excess, if any, by which LIBOR (3.5 percent at December 31, 1993) exceeds 5 percent. The Company also sold to counterparties an option to exercise a $250 million interest rate swap on August 15, 1995. If exercised, the Company must pay 9.75 percent and receive LIBOR for a three year period commencing September 1995. At December 31, 1992, the Company was party to interest rate hedging arrangements with notional amounts of $400 million. Counterparties to these agreements are major financial institutions. The Company believes that losses from nonperformance by the counterparties are unlikely to occur.

    FUTURES TRADING ACTIVITY

    The Company, from time to time, enters into futures contracts to hedge the impact of price fluctuations on crude and natural gas production. Futures trading activity decreased oil and gas revenue by $29 million in 1993 and $7 million in 1992. At December 31, 1993 the Company had hedged about 30 percent of its 1994 U.S. gas production at an average floor of $2.04 per mmbtu and an average ceiling of $2.28 per mmbtu.

    FINANCIAL INSTRUMENTS

    The difference between the values calculated as prescribed by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", of the Company's financial instruments and their carrying value is not material.

    ENVIRONMENTAL COSTS

    The Company establishes reserves for environmental liabilities as such liabilities are incurred (Note 16).

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CEILING TESTS

    For ceiling test purposes, the Company compares its worldwide undiscounted standardized measure of future net cash flows from estimated production of proved oil and gas reserves before income taxes to its net properties, plants and equipment related to oil and gas operations.

    STATEMENT PRESENTATION

    Certain items in years prior to 1993 have been reclassified to conform to the 1993 presentation.

(2) OTHER REVENUES
    The components of other revenues were as follows:

                                                                 1993       1992       1991
                                                               ---------  ---------  ---------
                                                                    (MILLIONS OF DOLLARS)
Interest income..............................................  $       1  $       5  $       5
Gas plant margins*...........................................          6         34         61
Gain (loss) on sale of assets................................         (7)        94         61
Miscellaneous................................................        (26)       (16)       (13)
                                                               ---------  ---------  ---------
                                                               $     (26) $     117  $     114
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

- ------------------------
*Associated   with  the  restructuring  announced  in  1991,  the  Company  sold substantially all of its gas plant business in 1992. After-tax cash flows from the Company's gas plant business amounted to $4 million, $22 million and $39 million in 1993, 1992 and 1991 (Note 4).

(3) PRODUCTION TAXES
    Production taxes consisted of the following:

                                                                 1993       1992       1991
                                                               ---------  ---------  ---------
                                                                    (MILLIONS OF DOLLARS)
Royalties....................................................  $      60  $      75  $     103
Severance....................................................         35         43         40
Property taxes...............................................         17         19         15
Petroleum revenue taxes......................................         --         --         (3)
                                                               ---------  ---------  ---------
                                                               $     112  $     137  $     155
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

(4) CHANGES IN BUSINESS
    Effective January 31, 1991, the Company sold its interests in the Midway-Sunset Field producing oil and gas assets and a steam cogeneration facility. Net proceeds of $534 million from the sale, including $54 million of debt assumed by the purchaser, were used to reduce the Company's debt in 1991.

    In 1991, the Company commenced a major restructuring program designed to accelerate the implementation of its key operating strategies and reduce its debt and cost structure. The program outlined a plan to reduce debt by selling substantially all of the Company's gas plant business and certain producing oil and gas properties located primarily in the onshore U.S.

    Additionally,   in  1992  the  Company  relinquished  $63  million  of  U.S.
non-producing properties which generated a $31 million tax benefit. Overall, asset disposals in 1992 generated an after-tax gain of $19 million to the Company. As of December 31, 1992, the Company had completed asset disposals which generated $342 million in net proceeds. At December 31, 1992, the asset disposal program was

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CHANGES IN BUSINESS (CONTINUED)
substantially complete although from time to time the Company will have divestments. In 1993, the Company completed asset disposals that generated $46 million in net proceeds and generated an after-tax loss of $5 million.

    Associated with the restructuring, the Company recognized a $53 million pretax ($35 million after-tax) provision in 1991. An additional $14 million pretax ($9 million after-tax) provision for restructuring was recognized in 1992, together with a $63 million pretax ($41 million after-tax) provision for the early relinquishment of certain U.S. non-producing properties.

(5) INCOME TAXES
    Loss before extraordinary item and benefit for income taxes consisted of the following:

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
                                                                  (MILLIONS OF DOLLARS)
United States loss.........................................  $     (93) $     (29) $     (63)
Foreign income (loss)......................................        (15)        25         26
                                                             ---------  ---------  ---------
                                                             $    (108) $      (4) $     (37)
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    The benefit for income taxes for each of the years 1993, 1992 and 1991 is applicable to continuing operations.

    The components of the benefit for income taxes on loss before extraordinary item and accounting changes were as follows:

                                                                 1993        1992*       1991
                                                               ---------  -----------  ---------
                                                                     (MILLIONS OF DOLLARS)
Federal:
  Current tax provision (benefit)............................  $     (17)  $      42   $      64
  Deferred tax provision (benefit)...........................          4**        (57)      (106)
Foreign:
  Current tax provision......................................          8          18           6
  Deferred tax benefit.......................................         (5)        (21)        (20)***
                                                                     ---         ---   ---------
                                                               $     (10)  $     (18)  $     (56)
                                                                     ---         ---   ---------
                                                                     ---         ---   ---------

- ------------------------
  *Effective January 1, 1992, the Company adopted SFAS No. 109.
 **Includes a $17 million deferred tax provision associated with a U.S. tax rate increase.
***Includes a $25 million deferred tax benefit associated with a U.K. tax rate reduction.

    At December 31, 1993, the Company had Alternative Minimum Tax (AMT) credit carryforwards of approximately $30 million and other deferred tax assets of approximately $77 million.

    The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities and assets were: valuation and amortization of properties, plants and equipment; provision for write-down of assets; accrual of employee terminations, office closings and other matters; and tax net operating loss carryforwards and carrybacks.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) INCOME TAXES (CONTINUED)
    Following is the reconciliation of the tax benefit calculated at the U.S. statutory tax rate to the Company's actual tax benefit on loss before extraordinary item and accounting changes:

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
                                                                                    (MILLIONS OF DOLLARS)
U.S. statutory rate calculation..............................................  $     (38) $      (1) $     (13)
Increase (reduction) in taxes resulting from:
  Interest allocation adjustment.............................................          5         (8)        (6)
  AMT credit.................................................................         --         (8)        --
  Deferred impact of tax rate changes........................................         17         --        (25)
  Other......................................................................          6         (1)       (12)
                                                                               ---------  ---------  ---------
Benefit for income taxes before remeasurement of foreign deferred tax........        (10)       (18)       (56)
Remeasurement of foreign deferred tax as required by SFAS No. 109............         (5)       (59)        --
                                                                               ---------  ---------  ---------
Benefit for income taxes.....................................................  $     (15) $     (77) $     (56)
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

(6) INCOME PER SHARE
    The 7,259,394 shares of Series B Preference Stock are common stock equivalents. Conversion of the Series B Preference Stock in 1993, 1992 or 1991 would have been anti-dilutive to the Company's earnings per share. The Company has reserved 5,111,438 shares of Common Stock for issuance to the owners of its 7 1/2% Convertible Subordinated Debentures Due 2014 (Debentures). The Debentures are convertible into the Company's Common Stock at any time prior to maturity at $39.125 per share of Common Stock. The Debentures are not common stock equivalents. If conversion of the Debentures were assumed to have occurred, the result would have been anti-dilutive to 1993, 1992 and 1991 earnings per share.

(7) PROPERTIES, PLANTS AND EQUIPMENT
    At  December  31,  the  Company's  properties,  plants  and  equipment   and
accumulated depreciation, depletion and amortization were as follows:

                                                                   1993       1992
                                                                 ---------  ---------
                                                                     (MILLIONS OF
                                                                       DOLLARS)
Gross investment
  Proved properties............................................  $   6,184  $   5,933
  Unproved properties..........................................        257        266
  Other........................................................         82         81
                                                                 ---------  ---------
                                                                     6,523      6,280
                                                                 ---------  ---------
Less accumulated depreciation, depletion and amortization
  Proved properties............................................      3,138      2,865
  Unproved properties..........................................         --          2
  Other........................................................         52         48
                                                                 ---------  ---------
                                                                     3,190      2,915
                                                                 ---------  ---------
Net investment.................................................  $   3,333  $   3,365
                                                                 ---------  ---------
                                                                 ---------  ---------

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) ACCRUED LIABILITIES
    At December 31, the Company's accrued liabilities were comprised of the following:

                                                                              1993       1992
                                                                            ---------  ---------
                                                                                (MILLIONS OF
                                                                                  DOLLARS)
Drilling and operating costs..............................................  $      89  $      80
Restructuring reserve (Note 4)............................................          7         30
Interest payable..........................................................         28         34
Employee related costs and benefits.......................................         17         16
Royalties payable.........................................................          4          8
Taxes payable.............................................................         (9)        19
Other.....................................................................         26         12
                                                                            ---------  ---------
                                                                            $     162  $     199
                                                                            ---------  ---------
                                                                            ---------  ---------

(9) LONG-TERM DEBT
    At December 31, long-term debt consisted of the following (in millions of dollars):

                                                                               1993       1992
                                                                             ---------  ---------
9.75% Notes Due 1998.......................................................  $     250  $     250
10.375% Debentures payable $9 annually 1999 - 2018.........................        171        249
10% Notes Due 1999 and 2001 payable $100 in 1999 and $149 in 2001..........        249        249
9.85% Notes Due 1993.......................................................         --        200
7.50% Convertible Subordinated Debentures payable $10 annually 1999 - 2013
 and $50 in 2014...........................................................        200        200
Medium Term Notes, variable and fixed interest rates ranging from 4.50% to
 9.50% at December 31, 1993 due during 1994 - 2002.........................        180         40
9.30% Notes Due 1996.......................................................        100        100
7.20% Note (to be reset in 1998) payable semi-annually 1995 - 2006*........        100        100
9.50% Notes Due 1999.......................................................        100         99
8.35% to 8.70% Senior ESOP Notes payable quarterly 1994 - 2009.............        102        105
Commercial Paper, variable interest rates ranging from 3.90% to 4.21% at
 December 31, 1993**.......................................................        100         37
Variable interest rate (ranging from 3.82% to 3.964% at December 31, 1993)
 revolving credit facility payable semi-annually 1996 - 1997***............        150         40
Capitalized lease obligations and other long-term debt due 1994 - 2002.....         67         38
                                                                             ---------  ---------
                                                                                 1,769      1,707
Less: Current portion......................................................         28        218
                                                                             ---------  ---------
                                                                             $   1,741  $   1,489
                                                                             ---------  ---------
                                                                             ---------  ---------

- ------------------------
  *A consortium of banks has guaranteed the performance of one of the Company's subsidiaries' financial obligations by issuing a letter of credit in favor of the obligee for the outstanding loan balance plus interest and compensatory damages. At December 31, 1993, the balance on the letter of credit was $110 million.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) LONG-TERM DEBT (CONTINUED)

 **Commercial paper matures from 4 to 32 days. Such debt is classified as long-term due to management's intention to continue to use commercial paper as a financing vehicle and the availability of credit under the Company's revolving credit facility.
***At December 31, 1993, $25 million of variable interest rate revolving credit facility debt has been recognized as extinguished by the Company as a result of having funded an irrevocable trust with U.S. Treasury obligations. The debt matured in January 1994.

    Long-term debt maturities are $28 million, $138 million, $266 million, $153 million and $264 million for each of the years 1994 through 1998. Each of the maturity amounts for 1996 and 1997 include an assumed payment of $125 million related to the revolving credit facility which Management intends to renew.

    The Company's long-term debt contains restrictive covenants, including a limitation on total indebtedness; restriction on the payment of common stock dividends in excess of $1.20 annually and minimum cash flow interest coverage. At December 31, 1993, the Company was in compliance with all of its debt covenants.

    The Company pays a fee ranging from .375 percent to .5 percent on the unused portion of its $620 million revolving credit facility. As of December 31, 1993, the Company had the capacity to borrow $281 million under such facility. The commitments are subject to withdrawal if the Company were to be in default under any agreement for indebtedness in excess of $25 million.

    During the fourth quarter of 1993, the Company repurchased $78 million of its 10.375 percent debentures at a total cost of $88 million resulting in an after-tax loss of $7 million which is reflected as an extraordinary item in the Consolidated Statement of Income.

(10) COMMITMENTS AND CONTINGENT LIABILITIES
    The Company has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1993, 1992 and 1991 was $32 million, $33 million and $38 million. Under contracts existing as of December 31, 1993, future minimum annual rental payments applicable to non-cancelable operating leases that have initial or remaining lease terms in excess of one year were as follows (in millions of dollars):

Year ending December 31:
  1994................................................  $      26
  1995................................................         19
  1996................................................         14
  1997................................................         13
  1998................................................         13
  Later years.........................................         85
                                                        ---------
    Total minimum payments required...................  $     170
                                                        ---------
                                                        ---------

    Under the terms of an operating lease which expires in December 1994, the Company is obligated to pay the lessor at the expiration of the lease the amount, if any, by which the fair market value of the asset is less than $31 million.

    Several legal and administrative proceedings are pending against the Company. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Company, management believes that any liabilities which may arise would not be material in relation to the consolidated financial position of the Company at December 31, 1993.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) SHAREHOLDERS' EQUITY
    Effective in October 1988, 3,001,876 shares of Common Stock of the Company were issued to an operating partnership of the Partnership in exchange for certain assets, which shares have been deducted from the number of shares shown in the consolidated balance sheet as outstanding. Such shares are not entitled to be voted at the annual meeting of shareholders. All other shares of Common Stock are entitled to one vote per share.

    On August 1, 1989, the Company privately placed $110 million of notes (ESOP Notes) with maturities ranging from 15 to 20 years and interest rates currently ranging from 8.35% to 8.70%. The ESOP Notes were issued pursuant to the provisions of the Oryx Energy Company Capital Accumulation Plan (CAP), which is designed to constitute an employee stock ownership plan (ESOP) within the meaning of the Internal Revenue Code. The Company loaned the proceeds from the issuance of the ESOP Notes to the ESOP, which used the funds to purchase Common Stock of the Company. The ESOP is repaying the loan to the Company using the Company's contributions to the CAP and any dividends paid on shares of Common Stock held by the ESOP.

    The Company has 280,000,000 authorized shares of stock, consisting of (i) 250,000,000 shares of Common Stock having a par value of $1.00 per share, (ii) 15,000,000 shares of Cumulative Preference Stock (Preference Stock) having a par value of $1.00 and a liquidation preference of $.001 per share, and (iii) 15,000,000 shares of Preferred Stock (Preferred Stock) having a par value of $1.00 per share. As of December 31, 1993, there were 96,932,277 shares of Common Stock outstanding. There are two series of Preference Stock designated, of which there were 7,259,394 shares of Series B Preference Stock outstanding and 120,000 shares of Series A Preference Stock designated and reserved for issuance upon exercise of the Stock Purchase Rights (Rights), of which none were outstanding. The Preferred Stock was authorized by vote of the shareholders on May 5, 1992 and there are currently no shares of Preferred Stock designated or outstanding. In addition, on December 31, 1993 the Company had reserved for issuance 7,259,394 shares of Common Stock on conversion of the outstanding Series B
Preference Stock, 5,111,438 shares of Common Stock on conversion of the outstanding 7 1/2% Convertible Debentures and 1,914,832 shares of Common Stock upon the exercise of outstanding management options.

COMMON STOCK

    Each share of Common Stock entitles its record owner to one vote on all matters submitted to the stockholders for action. The stockholders are not entitled to cumulative voting rights in the election of directors. Subject to the rights of holders of any class of Preference Stock or Preferred Stock, the holders of Common Stock are entitled to share ratably in dividends in such amount as may be declared by the Company's Board of Directors (Board) from time to time out of funds legally available therefor. The payment of dividends on the Common Stock is restricted under the Credit Agreement to no more than $1.20 per share annually, and is prohibited in the event of a default.

PREFERENCE STOCK

    The Board is authorized by the Certificate to issue Preference Stock in one or more series and to fix for each such series such qualifications, privileges, limitations, options, conversion rights, and other special rights as are stated and adopted by the Board and as are permitted by the Certificate and the Delaware General Corporation Law, including the designation and number of shares issuable, the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions, and liquidation values of each such series.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) SHAREHOLDERS' EQUITY (CONTINUED)
    Holders of Preference Stock are entitled to receive, when and as declared by the Board out of assets legally available for that purpose, annual cumulative dividends payable in quarterly installments. Unless full cumulative dividends on the Preference Stock have been paid, no dividend may be declared or paid on, or other distributions made upon, Preferred Stock or Common Stock, nor may any Preferred Stock or Common Stock be redeemed or purchased by the Company.

    Subject to certain conditions, the Company may redeem all or any part of the Preference Stock then outstanding.

    The Company had 7,259,394 shares of Series B Preference Stock outstanding at December 31, 1993. Any such shares held by the original holder shall be entitled to a dividend in excess of the dividend payable on Common Stock. Any periodic dividend declared subsequent to 1993 will be increased by a dividend preference equal to $.0625 per share with respect to the first and second succeeding quarters and $.025 per share with respect to the third through sixth succeeding quarters. In 1994, the Board of Directors of the Company voted to suspend the dividend on Common Stock. Such suspension will not affect the dividend preference on the Series B Preference Stock.

    Series B Preference Stock is non-voting, except in certain cases specified in the Certificate or by law, and it is convertible into Common Stock on a share-for-share basis by the holder thereof subject to certain restrictions. After September 10, 1995, if the original holder of the Series B Preference Stock still owns it, those shares may be converted into Common Stock on a share-for-share basis by the holder thereof without the restrictions that applied on or before that date.

PREFERRED STOCK

    The Board is authorized by the Certificate to issue Preferred Stock in one or more series and to fix for each such series such qualifications, privileges, limitations, options, conversion rights, and other special rights as are stated and adopted by the Board and as are permitted by the Certificate and the Delaware General Corporation Law, including the designation and number of shares issuable, the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions, and liquidation values of each such series.

    Subject to the rights of holders of any class of Preference Stock, if any, the holders of Preferred Stock are entitled to receive dividends, when and as declared by the Board out of funds legally available for that purpose. As to dividends and rights upon liquidation, dissolution or winding up, the Preferred Stock will rank junior and subordinate to any series of Preference Stock, and prior to the Common Stock.

RIGHTS

    On September 11, 1990, the Board declared a dividend distribution of one Stock Purchase Right on each outstanding share of Common Stock, payable September 28, 1990, to holders of record of the Common Stock on that date. The Rights are also issuable upon the issuance of additional shares of Common Stock prior to the time the Right are redeemed or expire. Initially, the Rights are represented by the certificates for the Common Stock and will trade only with the Common Stock. The Rights will expire September 11, 2000 unless earlier redeemed by the Company.

(12) EMPLOYEE AND RETIREE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

    The Company has noncontributory defined benefit plans which provide retirement benefits for most of its employees. Plan benefits are generally based on years of service, age at retirement and the employee's compensation. It is the Company's policy to fund defined benefit pension contributions, at a minimum, in accordance with the requirements of the Internal Revenue Code.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) EMPLOYEE AND RETIREE BENEFIT PLANS (CONTINUED)
    The cost of the Company's primary defined benefit pension plans consisted of the following:

                                                                              1993       1992       1991
                                                                            ---------  ---------  ---------
                                                                                 (MILLIONS OF DOLLARS)
Service cost (cost of benefits earned during the year)....................  $       6  $       8  $       9
Interest cost on projected benefit obligation.............................         38         39         40
Actual return on plan assets*.............................................        (40)       (44)       (43)
Net amortization and deferral*............................................         (2)        (2)        (3)
                                                                                  ---        ---        ---
  Net periodic pension cost...............................................  $       2  $       1  $       3
                                                                                  ---        ---        ---
                                                                                  ---        ---        ---

- ------------------------
*Estimated  returns on assets are used in determining net periodic pension cost.
 Differences  between  estimated  and  actual   returns  are  included  in   net
 amortization and deferral.

    The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheets at:

                                                                 DECEMBER 31, 1993               DECEMBER 31, 1992
                                                           ------------------------------  ------------------------------
                                                                              PLANS IN                        PLANS IN
                                                           PLANS IN WHICH       WHICH      PLANS IN WHICH       WHICH
                                                            ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED    ACCUMULATED
                                                             ACCUMULATED      BENEFITS       ACCUMULATED      BENEFITS
                                                              BENEFITS      EXCEED ASSETS     BENEFITS      EXCEED ASSETS
                                                           ---------------  -------------  ---------------  -------------
                                                                               (MILLIONS OF DOLLARS)
Actuarial present value of benefit obligation:
  Vested.................................................     $     392       $      82       $     383       $      80
  Nonvested..............................................            16               3              14               3
                                                                  -----           -----           -----           -----
Accumulated benefit obligation...........................           408              85             397              83
Effect of projected future salary increases..............            31               2              39               3
                                                                  -----           -----           -----           -----
Projected benefit obligation.............................           439              87             436              86
Less plan assets at fair value*..........................           457              --             449              --
                                                                  -----           -----           -----           -----
Projected benefit obligation in excess of (less than)
 plan assets.............................................           (18)             87             (13)             86
Unrecognized net asset (obligation) at January 1, 1986...            38             (17)             44             (19)
Unrecognized prior service benefit (cost)................            (4)              3              (4)              3
Unrecognized net gain (loss).............................           (37)            (27)            (39)            (24)
Additional minimum liability.............................            --              39              --              37
                                                                  -----           -----           -----           -----
Accrued pension liability (asset)**......................     $     (21)      $      85       $     (12)      $      83
                                                                  -----           -----           -----           -----
                                                                  -----           -----           -----           -----

- ------------------------
 *Plan assets consist principally of  commingled trust funds, marketable  equity securities, guaranteed insurance contracts, corporate and government debt securities and real estate. At December 31, 1993, less than one percent of plan assets was invested in Common Stock of the Company.
**Accrued   pension  liability  is  included  in  "Deferred  Credits  and  Other
  Liabilities" in the Consolidated Balance Sheets.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) EMPLOYEE AND RETIREE BENEFIT PLANS (CONTINUED)
    As of December 31, 1993 and 1992, the projected benefit obligations were determined using a weighted average assumed discount rate of 7 and 7.5 percent and a rate of compensation increase of 4 and 5 percent, respectively. The weighted average expected long-term rate of return on plan assets was 9.5 percent in 1993 and 1992. All of these rates are subject to change in the future as economic conditions change.

DEFINED CONTRIBUTION PENSION PLANS

    Defined contribution plans designed to provide retirement benefits are available to substantially all employees. Contributions, which are principally based on employees' compensation, are expensed as incurred.

    The principal defined contribution plan is CAP which is a combined stock bonus and leveraged ESOP and is available to substantially all U.S. employees. The first 5 percent of employee contributions are matched by the Company at 110 percent up to the first $50,000 of employee base salary and at 100 percent thereafter. The Company's contributions to CAP are used to repay the debt issued to fund the purchase of Common Stock held by the leveraged ESOP. From time to time, the Company may contribute more than the calculated matching contribution when necessary to meet loan payments. CAP costs recognized amounted to $10 million, $9 million and $8 million for 1993, 1992 and 1991.

    Additional information with respect to the leveraged ESOP portion of CAP is as follows:

                                                                                  1993        1992        1991
                                                                                 -------     -------     -------
                                                                                      (MILLIONS OF DOLLARS)
Interest cost on ESOP debt...................................................     $    9      $    9      $    9
Company cash contributions to the ESOP.......................................     $   10      $    8      $    7
ESOP dividends used for debt service.........................................     $    1      $    3      $    3

HEALTH CARE AND LIFE INSURANCE BENEFITS

    The Company sponsors unfunded defined benefit health care and life insurance benefit plans to substantially all employees and retirees. Benefits under the health care plan are provided on a self-insured basis or through certain Health Maintenance Organizations (HMOs). The health care plan provides comprehensive major medical coverage which integrates with Medicare and contains provisions for cost sharing with participants through contributions, coinsurance, deductibles and caps on employer costs. Benefits under the life insurance plan are provided through an insurance contract. The life insurance plan contains provisions for retiree cost sharing through contributions and provides benefits based on preretirement compensation with a scheduled reduction in benefits commencing at age 66 and termination of all benefits at age 70 for substantially all participants.

    The cost of health care and life insurance benefit plans was $20 million, $16 million and $16 million, of which $12 million, $7 million and $5 million was for retirees in 1993, 1992 and 1991. The Company adopted SFAS No. 106 on January 1, 1993, and in accordance with its provisions has changed to the accrual accounting method in computing postretirement health care and life insurance benefit plan expense. The Company formerly accounted for these costs using the pay-as-you-go (cash) method.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) EMPLOYEE AND RETIREE BENEFIT PLANS (CONTINUED)
    The cost, net of retiree contributions, of the postretirement health care and life insurance benefit plans in 1993 calculated in accordance with the provisions of SFAS No. 106 is as follows:

                                                                   1993
                                                           ---------------------
                                                           (MILLIONS OF DOLLARS)
Service cost (cost of benefits earned during the year)...        $       1
Interest cost on the accumulated postretirement benefit
 obligation..............................................                7
Actual return on plan assets.............................               --
Amortization of transition obligation*...................                4
                                                                     -----
Net periodic postretirement benefit cost.................        $      12
                                                                     -----
                                                                     -----

- ------------------------
*The transition obligation is being amortized over a 20 year period.

    The following table sets forth the funded status and amounts reported in the Company's Consolidated Balance Sheet at:

                                                             DECEMBER 31, 1993
                                                           ---------------------
                                                           (MILLIONS OF DOLLARS)
Accumulated postretirement benefit obligation:
  Retirees...............................................        $      83
  Active employees eligible to retire....................                4
  Active employees not yet eligible to retire............               17
                                                                     -----
Total accumulated postretirement benefit obligation......              104
Less plan assets at fair value...........................               --
                                                                     -----
Accumulated obligation in excess of plan assets..........              104
Unrecognized actuarial loss..............................              (12)
Unrecognized transition obligation.......................              (86)
                                                                     -----
Accrued postretirement benefit liability*................        $       6
                                                                     -----
                                                                     -----

- ------------------------
*Accrued postretirement benefit liability is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheet.

    The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan for 1994 is 7 percent. Health care cost trend rates for future years are assumed to gradually trend downward over a seven year period to meet and thereafter parallel the projected rate of general inflation of 4.5 percent. A 1 percent increase in the assumed health care cost trend rates for future years would result in a $1 million increase in annual cost and a $9 million increase in the accumulated postretirement benefit obligation for the Company's health care plan.

    The weighted average of the assumed discount rates used to measure the accumulated postretirement benefit obligation is 7 percent. For the life insurance plan, an assumed rate of increase of compensation of 4 percent was used to measure the accumulated postretirement benefit obligation.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) MANAGEMENT INCENTIVE PLANS
    The Company provides management incentive plans to certain employees in the management of the Company. Total charges against income for these plans were $2 million, $4 million and $2 million for 1993, 1992 and 1991.

    The principal management incentive plans are the 1992 Long-Term Incentive Plan (1992 LTIP), the Long-Term Incentive Plan (LTIP) and the Executive Long-Term Incentive Plan (ELTIP). The ELTIP provides that no awards may be granted after November 1, 1988 and was replaced by the LTIP which provides that no awards may be granted after December 31, 1991. All previous awards granted under both the ELTIP and LTIP remain in effect in accordance with their terms. As of December 31, 1993, there were no outstanding awards granted under the ELTIP. The 1992 LTIP replaced the LTIP and became effective January 1, 1992. A maximum of 3,000,000 shares of Common Stock were authorized for issuance under the 1992 LTIP.

    Under the provisions of these plans, stock options, stock appreciation rights and limited rights were granted in various tandem combinations so that the exercise of any one of them will reduce, on a one-for-one basis, the tandem options or rights. In addition, certain stock options were granted which become exercisable (subject to the option vesting schedule) only upon the cancellation of the related performance shares for non-attainment of performance targets.

    The following table summarizes information with respect to Common Stock options awarded under the 1992 LTIP, the LTIP and the ELTIP:

                                             1993                        1992
                                  --------------------------  --------------------------                 1991
                                   SHARES                      SHARES                     -----------------------------------
                                    UNDER     OPTION PRICE      UNDER     OPTION PRICE     SHARES UNDER        OPTION PRICE
                                   OPTION       PER SHARE      OPTION       PER SHARE         OPTION             PER SHARE
                                  ---------  ---------------  ---------  ---------------  --------------      ---------------
Outstanding, January 1..........  1,491,116  $   20.36-$44.13 1,076,265  $   20.36-$44.13        748,949      $   20.36-$44.13
Granted*........................    470,690      $19.63         449,900      $26.00              331,080          $36.00
Exercised**.....................         --               --       (944)     $20.36               (2,704)     $   24.16-$25.63
Cancelled.......................    (46,974) $   20.36-$44.13   (34,105) $   24.16-$44.13         (1,060)         $44.13
                                  ---------                   ---------                   --------------
Outstanding, December 31........  1,914,832  $   19.63-$44.13 1,491,116  $   20.36-$44.13      1,076,265      $   20.36-$44.13
                                  ---------                   ---------                   --------------
                                  ---------                   ---------                   --------------
Exercisable, December 31***.....    773,256  $   24.16-$44.13   571,390  $   20.36-$44.13        439,310      $   20.36-$44.13
                                  ---------                   ---------                   --------------
                                  ---------                   ---------                   --------------
Available for grant, December
 31****.........................  1,835,440                   2,411,653                        1,507,495*****
                                  ---------                   ---------                   --------------
                                  ---------                   ---------                   --------------

- ------------------------
    *Includes 209,300; 196,340 and 136,270 stock options granted in tandem with performance shares in 1993, 1992 and 1991 which become exercisable only upon cancellation of the related performance shares.
   **Includes 254 options cancelled in 1991  due to the exercise of the  related stock appreciation rights, all of which were settled for cash.
  ***Excludes outstanding stock options granted in tandem with performance shares in 1993, 1992 and 1991 which become exercisable (subject to the option vesting schedule) only upon cancellation of the related performance shares. In January 1994, 95,289 such stock options granted in 1991 became exercisable due to the cancellation of the related performance shares.
 ****Shares  available  for grant  is net  of the  number of  performance shares outstanding which were granted under the provisions of these plans.
*****No awards may be granted under the LTIP after December 31, 1991.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) GEOGRAPHIC SEGMENT INFORMATION
    During 1993, sales of oil to the Company's top two purchasers totaled approximately 12 and 10 percent of oil revenue. During 1992, sales of oil to the Company's top purchaser totaled approximately 25 percent of oil revenue. Sales of gas to the Company's top purchaser in 1993 totaled approximately 14 percent and in 1992 totaled approximately 19 percent of gas revenue. The Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business.

    Financial information by segment for the years ended December 31, 1993, 1992 and 1991 are summarized as follows:

                                                                UNITED      UNITED                     OTHER
                                                                STATES      KINGDOM     INDONESIA     FOREIGN      TOTAL
                                                               ---------  -----------  -----------  -----------  ---------
                                                                                  (MILLIONS OF DOLLARS)
December 31, 1993
  Revenues
    Oil and gas..............................................  $     700   $     265    $      97    $      18   $   1,080
    Other....................................................        (26)         --           --           --         (26)
                                                               ---------  -----------       -----        -----   ---------
  Total Revenues.............................................        674         265           97           18       1,054
                                                               ---------  -----------       -----        -----   ---------
  Expenses
    Operating costs..........................................        186         127           29            3         345
    Production taxes.........................................         52           9           44            7         112
    Exploration costs........................................         52          19           13           11          95
    Depreciation, depletion and amortization.................        261         111           14            9         395
    Miscellaneous............................................          1          --           --           --           1
                                                               ---------  -----------       -----        -----   ---------
  Total Operating Expenses...................................        552         266          100           30         948
                                                               ---------  -----------       -----        -----   ---------
  Operating Profit (Loss)*...................................  $     122   $      (1)   $      (3)   $     (12)        106
                                                               ---------  -----------       -----        -----
                                                               ---------  -----------       -----        -----
    General and administrative expense.......................                                                          (98)
    Interest, net............................................                                                         (116)
    Benefit for income taxes.................................                                                           10
    Remeasurement of foreign deferred tax....................                                                            5
    Extraordinary item.......................................                                                           (7)
                                                                                                                 ---------
  Net Loss...................................................                                                    $    (100)
                                                                                                                 ---------
                                                                                                                 ---------
  Capital Expenditures.......................................  $     202   $     232**  $      13    $       6   $     453**
                                                               ---------  -----------       -----        -----   ---------
                                                               ---------  -----------       -----        -----   ---------
  Identifiable Assets........................................  $   1,861   $   1,589    $     103    $      71   $   3,624
                                                               ---------  -----------       -----        -----   ---------
                                                               ---------  -----------       -----        -----   ---------

- ------------------------
 *Provision (benefit) for income taxes on 1993 operating profits, calculated at statutory rates, are $44 million and $(2) million for the United States and Indonesia. No statutory tax benefit results from the Other Foreign operating loss of $12 million.
**Includes capitalized interest of $46 million.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                                UNITED      UNITED                     OTHER
                                                                STATES      KINGDOM     INDONESIA     FOREIGN      TOTAL
                                                               ---------  -----------  -----------  -----------  ---------
                                                                                  (MILLIONS OF DOLLARS)
December 31, 1992
  Revenues
    Oil and gas..............................................  $     799   $     335    $     127    $      14   $   1,275
    Other....................................................        119          (2)          --           --         117
                                                               ---------  -----------       -----        -----   ---------
  Total Revenues.............................................        918         333          127           14       1,392
                                                               ---------  -----------       -----        -----   ---------
  Expenses
    Operating costs..........................................        215         149           26            7         397
    Production taxes.........................................         62          17           58           --         137
    Exploration costs........................................         67          24           13            8         112
    Depreciation, depletion and amortization.................        276         108           21            4         409
    Miscellaneous............................................          1           4           --           --           5
    Provision for relinquishment of non-producing
     properties..............................................         63          --           --           --          63
                                                               ---------  -----------       -----        -----   ---------
  Total Operating Expenses...................................        684         302          118           19       1,123
                                                               ---------  -----------       -----        -----   ---------
  Operating Profit*..........................................  $     234   $      31    $       9    $      (5)        269
                                                               ---------  -----------       -----        -----
                                                               ---------  -----------       -----        -----
    General and administrative expense.......................                                                         (120)
    Interest, net............................................                                                         (139)
    Provision for restructuring..............................                                                          (14)
    Benefit for income taxes.................................                                                           18
    Remeasurement of foreign deferred tax....................                                                           59
    Cumulative effect of change in accounting principle......                                                          (59)
                                                                                                                 ---------
  Net Income.................................................                                                    $      14
                                                                                                                 ---------
                                                                                                                 ---------
  Capital Expenditures.......................................  $     101   $     249**  $      12    $      10   $     372**
                                                               ---------  -----------       -----        -----   ---------
                                                               ---------  -----------       -----        -----   ---------
  Identifiable Assets........................................  $   2,086   $   1,461    $     113    $      78   $   3,738
                                                               ---------  -----------       -----        -----   ---------
                                                               ---------  -----------       -----        -----   ---------

- ------------------------
 *Provisions for income taxes on 1992 operating profits, calculated at statutory rates, are $82 million, $8 million and $5 million for the United States, United Kingdom and Indonesia. No statutory tax benefit results from the Other Foreign operating loss of $5 million.
**Includes capitalized interest of $43 million.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                                UNITED      UNITED                     OTHER
                                                                STATES      KINGDOM     INDONESIA     FOREIGN      TOTAL
                                                               ---------  -----------  -----------  -----------  ---------
                                                                                  (MILLIONS OF DOLLARS)
December 31, 1991
  Revenues
    Oil and gas..............................................  $     947   $     339    $     177    $      21   $   1,484
    Other....................................................        111           3            1           (1)        114
                                                               ---------  -----------       -----        -----   ---------
  Total Revenues.............................................      1,058         342          178           20       1,598
                                                               ---------  -----------       -----        -----   ---------
  Expenses
    Operating costs..........................................        235         142           30            6         413
    Production taxes.........................................         55          14           82            4         155
    Exploration costs........................................        160          50            8            4         222
    Depreciation, depletion and amortization.................        313          96           35            4         448
    Miscellaneous............................................         (3)          8            1           (1)          5
                                                               ---------  -----------       -----        -----   ---------
  Total Operating Expenses...................................        760         310          156           17       1,243
                                                               ---------  -----------       -----        -----   ---------
  Operating Profit*..........................................  $     298   $      32    $      22    $       3         355
                                                               ---------  -----------       -----        -----
                                                               ---------  -----------       -----        -----
    General and administrative expense.......................                                                         (153)
    Interest, net............................................                                                         (186)
    Provision for restructuring..............................                                                          (53)
    Benefit for income taxes.................................                                                           56
                                                                                                                 ---------
  Net Income.................................................                                                    $      19
                                                                                                                 ---------
                                                                                                                 ---------
  Capital Expenditures.......................................  $     314   $     175**  $      22    $      16   $     527**
                                                               ---------  -----------       -----        -----   ---------
                                                               ---------  -----------       -----        -----   ---------
  Identifiable Assets........................................  $   2,710   $   1,303    $     181    $      63   $   4,257
                                                               ---------  -----------       -----        -----   ---------
                                                               ---------  -----------       -----        -----   ---------

- ------------------------
 *Provisions for income taxes on 1991 operating profits, calculated at statutory rates, are $105 million, $8 million and $12 million for the United States, United Kingdom and Indonesia. No statutory tax burden results from the Other Foreign operating profit of $3 million.
**Includes capitalized interest of $26 million.

(15) STATEMENT OF CASH FLOWS
    Amounts paid for interest and income taxes were as follows:

                                                                  1993        1992        1991
                                                                --------    --------    --------
                                                                     (MILLIONS OF DOLLARS)
Interest paid (net of capitalized interest)..................    $   119     $   133     $   174
Income taxes paid............................................    $    14     $    39     $   132

    During 1993 and 1991, the Company recognized deferred tax liabilities of $3 million and $74 million associated with international properties acquisitions. In 1991, the Company eliminated $87 million of long-term debt through the cancellation of a $33 million capital lease obligation and the assumption of $54 million of debt by the purchaser of the Midway-Sunset Field producing oil and gas assets. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Consolidated Statements of Cash Flows.

                              ORYX ENERGY COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16) DEFERRED CREDITS AND OTHER LIABILITIES
    At December 31, the Company's deferred credits and other liabilities were comprised of the following:

                                                                        1993         1992
                                                                     -----------  -----------
                                                                      (MILLIONS OF DOLLARS)
Employee benefit obligations.......................................   $      75    $      80
Deferred gains on interest futures.................................          37           10
Accrued acquisition financing......................................          33           --
Minority interest in consolidated subsidiaries.....................          27           32
Accrued environmental cleanup costs................................          20           20
Other..............................................................           9           16
                                                                          -----        -----
                                                                      $     201    $     158
                                                                          -----        -----
                                                                          -----        -----

    Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Company has been designated as a Potentially Responsible Party (PRP) at a site in southern California where the EPA is requiring the PRP's to undertake remediation of the site in several phases. The Company is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Company's share is expected to be approximately $10 million (net of $3 million in recoveries from third parties). Cleanup costs are payable over the period that the work is completed.

                              ORYX ENERGY COMPANY
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors, Oryx Energy Company:

    We have audited the consolidated balance sheets of Oryx Energy Company and its Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oryx Energy Company and its Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the Consolidated Financial Statements, in 1993 the Company changed its methods of accounting for postretirement benefits other than pensions and postemployment benefits and in 1992 the Company changed its method of computing deferred income taxes.

                                                    COOPERS & LYBRAND

Dallas, Texas
February 19, 1994

                              ORYX ENERGY COMPANY
         SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA
CAPITALIZED COSTS

                                                                        UNITED      UNITED                     OTHER
                                                                        STATES      KINGDOM     INDONESIA     FOREIGN      TOTAL
                                                                       ---------  -----------  -----------  -----------  ---------
                                                                                          (MILLIONS OF DOLLARS)
December 31, 1993
  Proved properties..................................................  $   4,193   $   1,741    $     185    $      65   $   6,184
  Unproved properties................................................         60         185            6            6         257
                                                                       ---------  -----------       -----          ---   ---------
  Total capitalized costs............................................      4,253       1,926          191           71       6,441
  Less accum. depr., depl. and amort.................................      2,605         417           98           18       3,138
                                                                       ---------  -----------       -----          ---   ---------
  Net capitalized costs..............................................  $   1,648   $   1,509    $      93    $      53   $   3,303
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------
December 31, 1992
  Proved properties..................................................  $   4,175   $   1,512    $     181    $      65   $   5,933
  Unproved properties................................................         68         189            4            5         266
                                                                       ---------  -----------       -----          ---   ---------
  Total capitalized costs............................................      4,243       1,701          185           70       6,199
  Less accum. depr., depl. and amort.................................      2,467         306           84           10       2,867
                                                                       ---------  -----------       -----          ---   ---------
  Net capitalized costs..............................................  $   1,776   $   1,395    $     101    $      60   $   3,332
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                        UNITED      UNITED                     OTHER
                                                                        STATES      KINGDOM     INDONESIA     FOREIGN      TOTAL
                                                                       ---------  -----------  -----------  -----------  ---------
                                                                                          (MILLIONS OF DOLLARS)
1993
  Property acquisition costs:
    Proved...........................................................  $      11   $      33    $      --    $      --   $      44
    Unproved.........................................................          8          --           --           --           8
  Exploration costs..................................................         62          15           15           11         103
  Development costs..................................................        147         147*           2           --         296
                                                                       ---------  -----------       -----          ---   ---------
      Total..........................................................  $     228   $     195    $      17    $      11   $     451
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------
1992
  Property acquisition costs:
    Proved...........................................................  $      --   $      --    $      --    $      --   $      --
    Unproved.........................................................         --          --           --           --          --
  Exploration costs..................................................         51          25           13           12         101
  Development costs..................................................         85         194*           8            2         289
                                                                       ---------  -----------       -----          ---   ---------
      Total..........................................................  $     136   $     219    $      21    $      14   $     390
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------
1991
  Property acquisition costs:
    Proved...........................................................  $       8   $      --    $      --    $      --   $       8
    Unproved.........................................................         27          --            6            1          34
  Exploration costs..................................................        128          45           13           11         197
  Development costs..................................................        197         111*          13            9         330
                                                                       ---------  -----------       -----          ---   ---------
      Total..........................................................  $     360   $     156    $      32    $      21   $     569
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------

- ------------------------
*Excludes capitalized interest of $46 million, $43 million and $26 million for 1993, 1992 and 1991.

EXPLORATION COSTS

                                                                        UNITED      UNITED                     OTHER
                                                                        STATES      KINGDOM     INDONESIA     FOREIGN      TOTAL
                                                                       ---------  -----------  -----------  -----------  ---------
                                                                                          (MILLIONS OF DOLLARS)
1993
  Dry hole costs.....................................................  $      21   $       5    $       8    $       3   $      37
  Leasehold impairment...............................................          3           4           --            1           8
  Geological and geophysical.........................................         26           9            5            7          47
  Other..............................................................          2           1           --           --           3
                                                                       ---------  -----------       -----          ---   ---------
                                                                       $      52   $      19    $      13    $      11   $      95
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------
1992
  Dry hole costs.....................................................  $      12   $       4    $       3    $       2   $      21
  Leasehold impairment...............................................         26           8            1           --          35
  Geological and geophysical.........................................         28          11            9            5          53
  Other..............................................................          2           1           --           --           3
                                                                       ---------  -----------       -----          ---   ---------
                                                                       $      68   $      24    $      13    $       7   $     112
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------
1991
  Dry hole costs.....................................................  $      40   $      22    $       4    $      --   $      66
  Leasehold impairment...............................................         56          10           --           --          66
  Geological and geophysical.........................................         50          16            5            3          74
  Other..............................................................         14           1           --            1          16
                                                                       ---------  -----------       -----          ---   ---------
                                                                       $     160   $      49    $       9    $       4   $     222
                                                                       ---------  -----------       -----          ---   ---------
                                                                       ---------  -----------       -----          ---   ---------

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES

    Proved   reserves  are   the  estimated  quantities   which  geological  and
engineering data demonstrate with reasonable certainty to be recoverable in future years from reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. These reserve estimates were principally prepared by Company engineers and are based on current technology and economic conditions. The Company considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

    There has been no major discovery or other favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1993. The Company has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method.

                                         CRUDE OIL AND CONDENSATE               RECOVERABLE NATURAL
                             ------------------------------------------------       GAS LIQUIDS              NATURAL GAS
                                                             OTHER              --------------------   -----------------------
      PROVED RESERVES        U.S.      U.K.    INDONESIA    FOREIGN    TOTAL            U.S.           U.S.*    U.K.    TOTAL
- ---------------------------  -----     -----   ----------   --------   ------   --------------------   ------   -----   ------
                                          (MILLIONS OF BARRELS)                     (MILLIONS OF         (BILLIONS OF CUBIC
                                                                                      BARRELS)                  FEET)
Balance at December 31,
 1990......................    457**    190           38         17      702             66            1,885     146    2,031
  Revisions of previous
   estimates...............    (11)       5            2         --       (4)             6               13       2       15
  Improved recovery........      2       --           --         --        2             --                5      --        5
  Purchases of minerals in
   place...................      1       --           --         --        1              1                9      --        9
  Sales of minerals in
   place...................   (155)      --           --         --     (155)            --              (66)     --      (66)
  Extensions and
   discoveries.............     28        8           --         10       46              3              166     137      303
  Production...............    (28)     (13)          (9)        (1)     (51)           (10)            (237)    (19)    (256)
                                                      --         --                      --
                             -----     -----                           ------                          ------   -----   ------
Balance at December 31,
 1991......................    294      190           31         26      541             66            1,775     266    2,041
  Revisions of previous
   estimates...............    (14)      --            5         --       (9)            --              (31)     --      (31)
  Improved recovery........      4       --           --         --        4             --                1      --        1
  Purchases of minerals in
   place...................     --       --           --         --       --             --               --      --       --
  Sales of minerals in
   place...................    (21)      --           --        (15)     (36)           (34)            (198)     --     (198)
  Extensions and
   discoveries.............     15       12            8          5       40             --              177     196      373
  Production...............    (23)     (13)          (6)        (1)     (43)            (7)            (214)    (35)    (249)
                                                      --         --                      --
                             -----     -----                           ------                          ------   -----   ------
Balance at December 31,
 1992......................    255      189           38         15      497             25            1,510     427    1,937
  Revisions of previous
   estimates...............     (4)      (3)           4          2       (1)            (1)               5      52       57
  Improved recovery........      1       --           --         --        1             --                1      --        1
  Purchases of minerals in
   place...................     --       13           --         --       13             --                4      --        4
  Sales of minerals in
   place...................    (12)      --           --         --      (12)            (2)             (66)     --      (66)
  Extensions and
   discoveries.............     19        2           --          8       29              2              168      --      168
  Production...............    (21)     (13)          (5)        (1)     (40)            (3)            (191)    (29)    (220)
                                                      --         --                      --
                             -----     -----                           ------                          ------   -----   ------
Balance at December 31,
 1993......................    238      188           37         24      487             21            1,431     450    1,881
                                                      --         --                      --
                                                      --         --                      --
                             -----     -----                           ------                          ------   -----   ------
                             -----     -----                           ------                          ------   -----   ------

 PROVED DEVELOPED RESERVES
      AT DECEMBER 31
- ---------------------------
              1990.........    340**    101           31          1      473             60            1,431     123    1,554
              1991.........    212       89           27          6      334             57            1,351     155    1,506
              1992.........    175       76           27          3      281             20            1,069     121    1,190
              1993.........    156       85           26          5      272             16            1,010      95    1,105

- ------------------------------
 *Natural gas reserve volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable at natural gas processing plants downstream from the lease or field separation facilities. Such recoverable liquids also have been included in natural gas liquids reserve volumes.
**Includes approximately 140 million barrels of proved and 100 million barrels of proved developed reserves of crude oil attributable to the Midway-Sunset Field which was sold January 31, 1991 (see Note 4 to the Consolidated Financial Statements).

                              ORYX ENERGY COMPANY

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM ESTIMATED
 PRODUCTION OF PROVED OIL AND GAS RESERVES AFTER INCOME TAXES

    The standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes is presented in accordance with the provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Company cautions against viewing this information as a forecast of future economic conditions or revenues.

    The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development, production and direct general and administrative costs, year-end statutory tax rates adjusted for future tax rates already legislated and a ten percent annual discount rate.

                                                              UNITED     UNITED                    OTHER
                                                              STATES     KINGDOM    INDONESIA     FOREIGN      TOTAL
                                                             ---------  ---------  -----------  -----------  ---------
                                                                               (MILLIONS OF DOLLARS)
1993
  Future cash inflows......................................  $   5,802  $   3,755   $     461    $     259   $  10,277
  Future production and development costs..................     (3,349)    (2,785)       (403)        (190)     (6,727)
  Other related future costs...............................       (303)      (100)         --           --        (403)
  Future income tax expenses...............................       (579)      (116)        (27)         (10)       (732)
                                                             ---------  ---------  -----------  -----------  ---------
  Future net cash flows....................................      1,571        754          31           59       2,415
  Discount at 10 percent...................................       (642)      (307)        (11)         (27)       (987)
                                                             ---------  ---------  -----------  -----------  ---------
  Standardized measure of discounted future net cash flows
   from estimated production of proved oil and gas reserves
   after income taxes......................................  $     929  $     447   $      20    $      32   $   1,428
                                                             ---------  ---------  -----------  -----------  ---------
                                                             ---------  ---------  -----------  -----------  ---------
1992
  Future cash inflows......................................  $   7,642  $   4,509   $     677    $     207   $  13,035
  Future production and development costs..................     (3,719)    (2,704)       (531)        (129)     (7,083)
  Other related future costs...............................       (326)      (100)         --          (11)       (437)
  Future income tax expenses...............................     (1,027)      (137)        (76)         (10)     (1,250)
                                                             ---------  ---------  -----------  -----------  ---------
  Future net cash flows....................................      2,570      1,568          70           57       4,265
  Discount at 10 percent...................................     (1,033)      (781)        (23)         (20)     (1,857)
                                                             ---------  ---------  -----------  -----------  ---------
  Standardized measure of discounted future net cash flows
   from estimated production of proved oil and gas reserves
   after income taxes......................................  $   1,537  $     787   $      47    $      37   $   2,408
                                                             ---------  ---------  -----------  -----------  ---------
                                                             ---------  ---------  -----------  -----------  ---------

                              ORYX ENERGY COMPANY

SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
 FLOWS FROM ESTIMATED PRODUCTION OF PROVED OIL AND GAS RESERVES AFTER INCOME
 TAXES

                                                                                     1993       1992       1991
                                                                                   ---------  ---------  ---------
                                                                                        (MILLIONS OF DOLLARS)
Balance, beginning of year.......................................................  $   2,408  $   2,875  $   5,182
  Increase (decrease) in discounted future net cash flows:
    Sales of oil and gas production, net of related costs........................       (606)      (746)      (950)
    Revisions to estimates of proved reserves:
      Prices.....................................................................     (1,389)      (245)    (3,629)
      Development costs..........................................................          3       (267)       152
      Production costs...........................................................         99        534        638
      Quantities.................................................................         --        (66)         7
      Other......................................................................        (89)      (467)      (536)
    Extensions, discoveries and improved recovery, less related costs............        111        282        375
    Development costs incurred during the period.................................        321        303        358
    Purchases of reserves in place...............................................         53         --         10
    Sales of reserves in place...................................................        (59)      (430)      (527)
    Accretion of discount........................................................        298        371        710
    Income taxes.................................................................        278        264      1,085
                                                                                   ---------  ---------  ---------
Balance, end of year.............................................................  $   1,428  $   2,408  $   2,875
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                              ORYX ENERGY COMPANY

QUARTERLY FINANCIAL INFORMATION

    During the fourth quarter of 1992, the Company adopted the provisions of SFAS No. 109 retroactive to January 1, 1992 (see Note 1 to the Consolidated Financial Statements). Certain information previously reported by the Company in 1992 was restated as a result of this change.

                                                                                    QUARTER ENDED
                                                               --------------------------------------------------------
                                                                MARCH 31      JUNE 30     SEPTEMBER 30     DECEMBER 31     TOTAL
                                                               -----------  -----------  ---------------  -------------  ---------
                                                                   (MILLIONS OF DOLLARS EXCEPT, PER SHARE AMOUNTS)
Revenue:
  1993.......................................................   $     283    $     278      $     264       $     229    $   1,054
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
  1992.......................................................   $     332    $     368      $     398       $     294    $   1,392
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
Gross profit:*
  1993.......................................................   $      45    $      64      $      31       $      (1)   $     139
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
  1992.......................................................   $      53    $      59      $      71       $      71    $     254
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
Net income (loss)**:
  1993
    Before extraordinary item................................   $      (7)   $       4      $     (45)      $     (45)   $     (93)
    Extraordinary item.......................................          --           --             --              (7)          (7)
                                                                    -----        -----          -----           -----    ---------
    Net income (loss)........................................   $      (7)   $       4      $     (45)      $     (52)   $    (100)
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
  1992
    As reported..............................................   $     (16)   $      40      $       5       $      25    $      54
    Restatement of income from continuing operations for
     adoption of SFAS No. 109................................          29          (38)            28              --           19
                                                                    -----        -----          -----           -----    ---------
                                                                       13            2             33              25           73
    Cumulative effect of change in accounting principle......         (59)          --             --              --          (59)
                                                                    -----        -----          -----           -----    ---------
    As restated..............................................   $     (46)   $       2      $      33       $      25    $      14
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
Net income (loss) per share of common stock:**
  1993
    Before extraordinary item................................   $    (.08)   $     .03      $    (.48)      $    (.48)   $   (1.01)
    Extraordinary item.......................................          --           --             --            (.07)        (.07)
                                                                    -----        -----          -----           -----    ---------
    Net income (loss)........................................   $    (.08)   $     .03      $    (.48)      $    (.55)   $   (1.08)
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------
  1992
    As reported..............................................   $    (.23)   $     .46      $     .03       $     .25    $     .52
    Restatement of income from continuing operations for
     adoption of SFAS No. 109................................         .36         (.47)           .32              --          .22
                                                                    -----        -----          -----           -----    ---------
                                                                      .13         (.01)           .35             .25          .74
    Cumulative effect of change in accounting principle......        (.74)          --             --              --         (.68)
                                                                    -----        -----          -----           -----    ---------
    As restated..............................................   $    (.61)   $    (.01)     $     .35       $     .25    $     .06
                                                                    -----        -----          -----           -----    ---------
                                                                    -----        -----          -----           -----    ---------

- ------------------------
 *Gross profit  equals  oil  and  gas  revenues  plus  gas  plant  margins  less
  production   cost,   exploration   cost   and   depreciation,   depletion  and
  amortization.
**See Notes 1 and 9 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information on directors required by this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 2-4 of the Company's definitive Proxy Statement dated March 23, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" on pages 7-20 of the Company's definitive Proxy Statement dated March 23, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Management" on page 6 of the Company's definitive Proxy Statement dated March 23, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" on page 20 of the Company's definitive Proxy Statement dated March 23, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

         1. Consolidated Financial Statements

         2. Financial Statement Schedules

    See Index to Financial Statements, Supplementary Financial and Operating Information and Financial Statement Schedules on page 21.

    Other  schedules  and  separate   financial  statements  of   unconsolidated
subsidiaries are omitted because the information is shown elsewhere in this report, is not required or is not applicable.

         3. Exhibits:

       *3.1   --         Restated  Certificate  of  Incorporation   of  the  Registrant,   as
                         currently in effect
      **3.2   --         Amended  and  Restated Bylaws  of  the Registrant,  as  currently in effect
     ***4.1   --         Form of Common Stock of the Registrant
    ****4.2   --         Rights Agreement  dated  as  of  September  11,  1990,  between  the
                         Registrant and Manufacturers Hanover Trust Company
       +4.3   --         Indenture  dated as of September 15, 1988 by and between The Bank of
                         New York and the Registrant
      ++4.4   --         First Supplemental Indenture by and between The Bank of New York and the Registrant
    +++10.1   --         Second Amended and Restated Agreement of Limited Partnership of  Sun
                         Energy Partners, L.P.
    +++10.2   --         Agreement   of   Limited  Partnership   of  Sun   Operating  Limited
                         Partnership, as amended

   ++++10.3   --         Registrant's Directors' Deferred Compensation Plan
   ++++10.4   --         Registrant's Non-Employee Directors' Retirement Plan
   ++++10.5   --         Employment Agreement between  Robert P. Hauptfuhrer  and the  Regis-
                         trant
      #10.5a  --         Amendment  to Employment Agreement between Robert P. Hauptfuhrer and the Registrant, dated June 1, 1989
     ##10.5b  --         Amendment to Employment Agreement between Robert P. Hauptfuhrer  and the Registrant, dated December 3, 1992
   ++++10.6   --         Registrant's Pension Restoration Plan
    ###10.6a  --         Amendment to Registrant's Pension Restoration Plan
   ++++10.7   --         Registrant's Executive Retirement Plan
    ###10.7a  --         Amendment to Registrant's Executive Retirement Plan
   ####10.8   --         Registrant's Executive Long-Term Incentive Plan
      #10.8a  --         Amendment  to Registrant's Executive Long-Term Incentive Plan, dated
                         February 1, 1989
      #10.8b  --         Amendment to Registrant's Executive Long-Term Incentive Plan,  dated
                         February 6, 1989
   ####10.9   --         Registrant's Long-Term Incentive Plan
      #10.9a  --         Amendment  to Registrant's Long-Term  Incentive Plan, dated February
                         1, 1989
      #10.9b  --         Amendment to Registrant's Long-Term  Incentive Plan, dated  February
                         6, 1989
      #10.9c  --         Amendment  to Registrant's  Long-Term Incentive Plan,  dated May 31,
                         1989
      m10.10  --         Registrant's 1992 Long-Term Incentive Plan
      #10.11  --         Registrant's Executive Annual Incentive Plan
   ++++10.12  --         Registrant's Savings Restoration Plan
   ###10.12a  --         Amendment to Registrant's Savings Restoration Plan
   ++++10.13  --         Registrant's Amended  and Restated  Executive Deferred  Compensation
                         Plan
   ###10.13a  --         Amendment  to Registrant's  Amended and  Restated Executive Deferred
                         Compensation Plan
   ++++10.14  --         Registrant's Deferred Compensation and Benefits Trust
   ++++10.15  --         Registrant's Special Employee Severance Plan
   ++++10.16  --         Registrant's Special Executive Severance Plan
   ###10.16a  --         Amendment to Registrant's Special Executive Severance Plan
   ****10.17  --         Revolving Credit and  Term Loan Agreement  among the Registrant  and the banks named therein, dated as of September 10, 1990
     mm10.18  --         Sale  and Purchase Agreements  by and between  BP Petroleum Develop-
                         ment Limited et al and the Registrant
     ##10.19  --         Oryx Energy Company  Capital Accumulation Plan,  As Amended and  Re-
                         stated Generally Effective as of January 1, 1993
     ##10.20  --         Oryx Energy Company $620,000,000 Revolving Credit Agreement Dated as
                         of December 31, 1992
       12     --         Computation  of Consolidated Ratio of  Earnings to Fixed Charges and
                         Earnings to Fixed Charges and Preferred Stock Dividend Requirements

    mmm19     --         Distribution Agreement dated August 28, 1991 relating to Medium-Term
                         Notes, Series A
      #22     --         Subsidiaries
       24     --         Consent of Coopers & Lybrand
       25     --         Power of Attorney

- ------------------------
       * Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-10053) filed with the Commission on May 15, 1992.
      ** Incorporated  by reference to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1990 (File No. 1-10053) filed with the Commission on November 14, 1990.
     *** Incorporated  by  reference  to  the Registrant's  Form  8-K  (File No.
         1-10053) filed with the Commission on September 25, 1990.
    **** Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 1-10053) filed with the Commission on September 19, 1990.
       + Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
      ++ Incorporated by reference to the  Registrant's Amendment No. 2 on  Form
         S-3 (File No. 33-33361) filed with the Commission on June 29, 1990.
     +++ Incorporated  by reference to the Form  SE of Sun Energy Partners, L.P.
         filed with the Commission on March 20, 1986.
    ++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-27723) filed with the Commission on March 22, 1989.
       # Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-33361) filed with the Commission on February 6, 1990.
      ## Incorporated by reference  to the  Registrant's Annual  Report on  Form
         10-K for the fiscal year ended December 31, 1992 (File No. 1-10053) filed with the Commission on March 22, 1993.
     ### Incorporated by reference  to the  Registrant's Annual  Report on  Form
         10-K for the fiscal year ended December 31, 1991 (File No. 1-10053) filed with the Commission on March 19, 1992.
    #### Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
       m Incorporated  by  reference to  Exhibit A  of the  Company's definitive
         Proxy Statement (File No. 1-10053) dated March 25, 1991.
      mm Incorporated by  reference  to  the Registrant's  Form  8-K  (File  No.
         1-10053) filed with the Commission on December 26, 1989.
     mmm Incorporated  by reference to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1991 (File No. 1-10053) filed with the Commission on November 14, 1991.

    (b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORYX ENERGY COMPANY

                                          By:      /s/ EDWARD W. MONEYPENNY

                                          --------------------------------------
                                                      EDWARD W. MONEYPENNY
                                               SENIOR VICE PRESIDENT, FINANCE,
                                                 AND CHIEF FINANCIAL OFFICER

Date: March 11, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
                    ROBERT P. HAUPTFUHRER*              Chairman of the Board, and Chief
     -------------------------------------------         Executive Officer (principal
                Robert P. Hauptfuhrer                    executive officer)
                        ROBERT L. KEISER*               President, Chief Operating Officer
     -------------------------------------------         and Director
                   Robert L. Keiser
                   /s/ EDWARD W. MONEYPENNY             Senior Vice President, Finance, and
     -------------------------------------------         Chief Financial Officer (principal
                 Edward W. Moneypenny                    financial officer)
                         BARRY L. STRONG*               Comptroller (principal accounting
     -------------------------------------------         officer)
                   Barry L. Strong
                      WILLIAM E. BRADFORD*              Director
     -------------------------------------------
                 William E. Bradford
                        CAROL E. DINKINS*               Director                                   March 11, 1994
     -------------------------------------------
                   Carol E. Dinkins
                          ROBERT B. GILL*               Director
     -------------------------------------------
                    Robert B. Gill
                   C. JACKSON GRAYSON, JR.*             Director
     -------------------------------------------
               C. Jackson Grayson, Jr.
                    DAVID S. HOLLINGSWORTH*             Director
     -------------------------------------------
                David S. Hollingsworth
                    CHARLES H. PISTOR, JR.*             Director
     -------------------------------------------
                Charles H. Pistor, Jr.
                         PAUL R. SEEGERS*               Director
     -------------------------------------------
                   Paul R. Seegers
                     IAN L. WHITE-THOMSON*              Director
     -------------------------------------------
                 Ian L. White-Thomson
*By:                   /s/   EDWARD   W.    MONEYPENNY
               ---------------------------------------
                       Edward W. Moneypenny
                   ATTORNEY-IN-FACT

- ------------------------
*A Power of Attorney authorizing Robert P. Hauptfuhrer and Edward W. Moneypenny, and each of them, to sign this Form 10-K Annual Report on behalf of the directors, constituting a majority of the Board of Directors, and certain officers of Oryx Energy Company, is being filed with the Securities and Exchange Commission.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Oryx Energy Company:

    Our report on the consolidated financial statements of Oryx Energy Company and its Subsidiaries is included on page 44 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 21 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                    COOPERS & LYBRAND

Dallas, Texas
February 19, 1994

                              ORYX ENERGY COMPANY
                 SCHEDULE V -- PROPERTIES, PLANTS AND EQUIPMENT
              FOR THE YEAR ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                                   BALANCE AT                                     OTHER        BALANCE AT
                                                    BEGINNING    ADDITIONS    RETIREMENTS        CHANGES         END OF
                                                    OF PERIOD     AT COST     OR SALES(A)     ADD (DEDUCT)       PERIOD
                                                   -----------  -----------  -------------  -----------------  -----------
For the year ended December 31, 1993.............   $   6,280    $     453     $     208        $      (2)      $   6,523
                                                   -----------       -----         -----              ---      -----------
                                                   -----------       -----         -----              ---      -----------
For the year ended December 31, 1992.............   $   6,805    $     372     $     899        $       2       $   6,280
                                                   -----------       -----         -----              ---      -----------
                                                   -----------       -----         -----              ---      -----------
For the year ended December 31, 1991.............   $   6,677    $     527     $     467        $      68(B)    $   6,805
                                                   -----------       -----         -----              ---      -----------
                                                   -----------       -----         -----              ---      -----------

- ------------------------
(A) Includes dry hole costs.
(B) Consists principally of $74 million of deferred tax liability recognized on properties located in the United Kingdom. (See Note 15 to the Consolidated Financial Statements.)

                              ORYX ENERGY COMPANY
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTIES, PLANTS AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                             BALANCE AT   ADDITIONS CHARGED                     OTHER        BALANCE AT
                                              BEGINNING      TO COST AND     RETIREMENTS       CHANGES         END OF
                                              OF PERIOD    EXPENSES (A)(B)    OR SALES      ADD (DEDUCT)       PERIOD
                                             -----------  -----------------  -----------  -----------------  -----------
For the year ended December 31, 1993.......   $   2,915       $     403       $    (119)      $      (9)      $   3,190
                                             -----------          -----      -----------            ---      -----------
                                             -----------          -----      -----------            ---      -----------
For the year ended December 31, 1992.......   $   3,043       $     507       $     627       $      (8)      $   2,915
                                             -----------          -----      -----------            ---      -----------
                                             -----------          -----      -----------            ---      -----------
For the year ended December 31, 1991.......   $   2,832       $     514       $     314       $      11       $   3,043
                                             -----------          -----      -----------            ---      -----------
                                             -----------          -----      -----------            ---      -----------

- ------------------------
(A)  Depreciation, depletion and amortization..........  $ 395  $ 409  $ 448
     Leasehold impairment..............................      8     35     66
     Provision for relinquishment of non-producing
     properties........................................     --     63     --
                                                         -----  -----  -----
     Total additions...................................    403    507    514
     Dry hole costs....................................     37     21     66
                                                         -----  -----  -----
     Amounts shown in the Consolidated Statements of
     Cash Flows as depreciation, depletion and
     amortization, provision for relinquishment of
     non-producing properties, leasehold impairment and
     dry hole costs....................................  $ 440  $ 528  $ 580
                                                         -----  -----  -----
                                                         -----  -----  -----
(B) Depreciation, depletion and amortization is calculated primarily using the unit-of-production method. (See Note 1 to the Consolidated Financial Statements.)

                              ORYX ENERGY COMPANY
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                                                                                1993       1992       1991
                                                                                              ---------  ---------  ---------
Maintenance and repairs.....................................................................  $      48  $      57  $      80
                                                                                                    ---        ---  ---------
                                                                                                    ---        ---  ---------
Royalties paid to foreign governments.......................................................  $      60  $      75  $     103
                                                                                                    ---        ---  ---------
                                                                                                    ---        ---  ---------