Form 10-Q
period 1994-03-31
ORYX ENERGY CO
filed 1994-05-13
CIK 836442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1994
                                       ---------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to




Commission file number        1-10053
                              -------

                            ORYX ENERGY COMPANY

                            -------------------

          (Exact name of registrant as specified in its charter)


            DELAWARE                         23-1743284

            --------                         ----------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)


             13155 NOEL ROAD, DALLAS, TEXAS  75240-5067
             ------------------------------------------
 (Address of principal executive offices)              (Zip code)

                          (214) 715-4000

                          ---------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes X    No

                                                        ---


     The number of shares of common stock, $1 par value, outstanding on April 30, 1994 was 96,946,069.

             ORYX ENERGY COMPANY

                   INDEX



                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income for the
          Three Months Ended March 31, 1994 and 1993            3



          Condensed Consolidated Balance Sheets at March 31,
          1994 and December 31, 1993                            4


          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1994 and 1993        5


          Notes to Condensed Consolidated Financial Statements  6


          Report of Independent Accountants                     9


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  10



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                     12


SIGNATURE                                                      13

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             For the Three Months
(Millions of Dollars, Except                    Ended March 31
Per Share Amounts)                           --------------------
                                               1994        1993
                                             --------------------
                                                  (Unaudited)
Revenues
  Oil and gas                                   $  262    $  283
  Other                                             (2)        -
                                                -------   -------
                                                   260       283
                                                -------    ------
Costs and Expenses
  Operating costs                                   91        96
  Production taxes                                  25        29
  Exploration costs                                 26        15
  Depreciation, depletion and amortization         110       101
  General and administrative expense                22        26
  Interest and debt expense                         39        40
  Interest capitalized                              (3)      (13)
  Provision for restructuring (Note 2)             161         -
                                                -------   -------
                                                   471       294
                                                -------   -------

Loss Before Benefit for Income Taxes              (211)      (11)
Benefit for Income Taxes (Note 3)                  (71)       (2)
Remeasurement of Foreign Deferred Tax (Note 3)       -        (2)
                                                -------   -------

Net Loss                                          (140)       (7)
Less Preferred Dividend                              -         1
                                                -------   -------
Net Loss Attributable to Common Stock           $ (140)   $   (8)
                                                =======   =======

Net Loss Per Share of Common Stock              $(1.44)   $ (.08)
                                                =======   =======

Cash Dividends Per Share of Common Stock        $    -    $  .10
                                                =======   =======
Weighted Average Number of Common Shares
  Outstanding (in millions)                       97.0      97.1
                                                =======   =======
                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS




                                      March 31        December 31
(Millions of Dollars)                   1994             1993
                                      ---------------------------
                                                (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents            $     3        $    10
  Accounts and notes receivable and
    other current assets                   194            195
                                       --------       --------
Total Current Assets                       197            205
Properties, Plants and Equipment
  (Note 4)                               3,195          3,333
Deferred Charges and Other Assets           83             86
                                       --------       --------
Total Assets                           $ 3,475        $ 3,624
                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                     $   109        $   134
  Accrued liabilities                      234            162
  Current portion of long-term debt         24             28
                                       --------       --------
Total Current Liabilities                  367            324
Long-Term Debt                           1,772          1,741
Deferred Income Taxes                      609            682
Deferred Credits and Other Liabilities     191            201
Shareholders' Equity (Note 5)
  Preferred stock, par value $1 per share,
    cumulative                               7              7
  Common stock, par value $1 per share     124            124
  Additional paid-in capital             2,204          2,204


  Retained earnings (deficit)             (296)          (155)
                                       --------       --------
                                         2,039          2,180

  Less:  Common stock in treasury,
         at cost                        (1,401)        (1,402)
        Loan to ESOP                      (102)          (102)
                                       --------       --------
Shareholders' Equity                       536            676
                                       --------       --------
Total Liabilities and Shareholders'
  Equity                               $ 3,475        $ 3,624
                                       ========       ========
The successful efforts method of accounting is followed.


                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                             For the Three Months
                                                Ended March 31
                                            ---------------------
(Millions of Dollars)                       1994             1993
                                            ---------------------
                                                 (Unaudited)
CASH AND CASH EQUIVALENTS FROM OPERATING
  ACTIVITIES
  Net loss                                 $ (140)        $   (7)
  Adjustments to reconcile net loss to
    net cash flow
    from operating activities:
     Depreciation, depletion and
       amortization                           110            101
     Dry hole costs and leasehold impairment   14              5
     Loss on sale of assets, net of taxes       1              1
     Deferred income taxes                    (15)             -
     Remeasurement of foreign deferred tax      -             (2)
     Provision for restructuring,
       net of taxes                           103              -
     Proceeds from interest rate hedging
       activities                               -             14
     Other                                      -              2
                                           -------        -------
                                               73            114
     Changes in working capital:
       Accounts and notes receivable and
         other current assets                   3             34
       Accounts payable and accrued
         liabilities                          (38)           (54)
                                           -------        -------
Net Cash Flow Provided From Operating
  Activities                                   38             94
                                           -------        -------
Investing Activities
  Capital expenditures                        (69)           (78)
  Proceeds from divestments, net of
    current taxes                               -             13
  Other                                        (3)            (3)
                                           -------        -------
Net Cash Flow Used For Investing Activities   (72)           (68)
                                           -------        -------
Financing Activities
  Proceeds from borrowings                    105             37
  Repayments of long-term debt                (78)           (50)
  Cash dividends paid on common and
    preferred stock                             -            (11)
                                           -------        -------
Net Cash Flow Provided From (Used For)
  Financing Activities                         27            (24)
                                           -------        -------
Changes In Cash and Cash Equivalents           (7)             2
Cash and Cash Equivalents at Beginning
  of Period                                    10             10
                                           -------        -------
Cash and Cash Equivalents at End of Period $    3         $   12
                                           =======        =======

                            (See Accompanying Notes)

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the three months ended March 31, 1994 are not necessarily indicative of the results for the full year 1994.

Statements of Cash Flows

Amounts paid for interest and income taxes were as follows:
                                     Three Months Ended March 31
                                       1994           1993
                                     ---------------------------
                                       (Millions of Dollars)
Interest paid (net of capitalized
  amounts)                            $ 27            $ 17
Income taxes paid                     $  1            $ 11

In accordance with Statement of Financial Accounting Standards
No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed Consolidated
Statements of Cash Flows.

2.   Provision for Restructuring

In March 1994, the Company adopted plans designed to achieve significant future cost reductions (Restructuring). Components of the Restructuring include asset disposals and staff reductions. Associated therewith, the Company recognized a $161 million pretax ($103 million after tax) charge in the first quarter of 1994. Management expects the Restructuring to result in a minimum of $61 million annual cost reductions in 1995.

During 1993, the properties included in the divestment plan accounted for less than three percent of the Company's worldwide oil and gas production and at December 31, 1993, they accounted for less than four percent of the Company's net investment in properties, plants and equipment. The Company expects to complete the asset disposals during 1994. The personnel reductions affected about 20-percent of the Company's workforce.

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

3.   Income Taxes

Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three months ended March 31, 1993 increased $2 million from such remeasurement. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

4.   Properties, Plants and Equipment

At March 31, 1994 and December 31, 1993, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                          March 31    December 31
                                             1994          1993
                                          --------    -----------
                                            (Millions of Dollars)

     Gross investment .................    $ 6,568      $ 6,523
     Less accumulated depreciation,
       depletion and amortization .....      3,373        3,190
                                           -------      -------
     Net investment ...................    $ 3,195      $ 3,333
                                           =======      =======

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


5.   Shareholders' Equity

Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at March 31, 1994 and December 31, 1993 were as follows:

                                                            In
                        Authorized  Issued  Outstanding  Treasury
                                        (Thousands of Shares)
     March 31, 1994
       Preferred stock    15,000      -        -            -
       Preference stock   15,000     7,259     7,259        -
       Common stock      250,000   126,704    96,946     (26,756)

     December 31, 1993
       Preferred stock    15,000      -        -            -
       Preference stock   15,000     7,259     7,259        -
       Common stock      250,000   126,704    96,932     (26,769)

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have made a review of the condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                        COOPERS & LYBRAND

Dallas, Texas
May 9, 1994

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $7 million over the three months ended March 31, 1994. The decrease was comprised of $38 million of net cash flow provided from operating activities, $72 million of net cash flow used for investing activities and $27 million of net cash flow provided from financing activities. The $38 million in net cash flow provided from operating activities consisted of $73 million in net cash flow provided from operating activities before changes in current assets and liabilities and $35 million used for changes in current assets and liabilities. The $73 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower crude oil prices, lower natural gas volumes and reduced proceeds from interest rate hedging activities offset partially by an increase in crude oil volumes and natural gas prices. The $35 million of net cash flow used for changes in current assets and liabilities consisted of a $38 million decrease in accounts payable and accrued liabilities offset by a $3 million decrease in accounts receivable.

The $72 million in net cash flow used for investing activities and the $27 million in net cash flow provided from financing activities are primarily due to a cash use of $69 million for capital expenditures and a cash source of $27 million from net increases in debt.

In March 1994, the Company announced a major cost reduction program. The program involves consolidation of the Company's U.S. onshore position from approximately 300 fields in 19 states to approximately 150 fields in 6 states. The Company will also outsource certain non-critical technical functions and reduce administrative functions accordingly. The net result of these actions will be a loss of approximately 300 jobs. The Company expects to achieve a minimum $61 million cost reduction for the full year of 1995 as a result of these actions. Some expense reductions will occur in 1994, although the specific amount and timing are difficult to predict.

The Company recorded a net charge of $103 million for estimated losses on the sale of assets ($71 million), employee terminations and associated costs ($17 million) and postretirement benefit adjustments ($15 million). During 1995, estimated production will be reduced by approximately five thousand equivalent barrels per day, representing only about two percent of first quarter 1994 worldwide production.

The Company paid a cash dividend of $.10 per share on its common stock in the first quarter of 1993. In 1994, the Board of Directors suspended the payment of dividends on common stock.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - continued


RESULTS OF OPERATIONS

The Company's net loss for the quarter ended March 31, 1994 was $140 million, or $1.44 per share, as compared to a net loss of $7 million, or $.08 per share for the quarter ended March 31, 1993. Revenues for the 1994 first quarter were $260 million verses $283 million for the first quarter of 1993.

The first quarter of 1994 includes a special $103 million after-tax charge for costs associated with the Company's recently announced restructuring and $1 million of net losses related to asset sales. By comparison, the 1993 first quarter includes $2 million of benefit relating to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), and $1 million of net losses related to asset sales.

Excluding the items above, operations resulted in a net loss of $36 million for the 1994 first quarter versus a net loss of $8 million for the 1993 first quarter. In the quarter-to-quarter comparison, crude oil volumes increased 7 thousand barrels per day, as a result of strong U.K. production. Natural gas volumes in the U.S. increased 39 mmcf per day while worldwide gas volumes declined 19 mmcf per day because of lower U.K. production. Worldwide crude oil prices fell $4.18 per barrel while natural gas prices rose $.25 per mcf. Total costs and expenses increased as a result of higher non-cash charges and lower capitalized interest, partially offset by lower production costs and general and administrative expenses.

Comparing the 1994 first quarter with the previous quarter, the net loss from operating activities improved $6 million. Daily oil and gas volumes increased by 6 percent and 7 percent respectively, while oil and gas prices rose by 3 percent and 2 percent respectively. Total costs and expenses increased because of higher production costs (including production taxes), higher depreciation, depletion and amortization and lower capitalized interest while exploration expense fell as a result of reduced dry hole costs.

Average worldwide net production of crude oil and condensate for the three months ended March 31, 1994 was 116 thousand barrels daily compared to average net production for the three months ended March 31, 1993 of 109 thousand barrels daily. Average net production of crude oil and condensate was 51 thousand barrels daily in the United States and 65 thousand barrels daily from foreign locations during the three months ended March 31, 1994, compared to 56 thousand barrels daily in the United States and 53 thousand barrels daily from foreign locations in the first quarter of 1993. The average worldwide crude oil and condensate price in the first quarter of 1994 was $13.44 per barrel compared to $17.62 per barrel in the first quarter of 1993.

Average worldwide net production of natural gas was 645 million cubic feet daily for the three months ended March 31, 1994, compared to 664 million cubic feet in the three months ended March 31, 1993. Average net production of natural gas was 553 million cubic feet daily in the United States and 92 million cubic feet daily from the United Kingdom in the first quarter of 1994, compared to 514 million cubic feet daily in the United States and 150 million cubic feet daily from the United Kingdom in the first quarter of 1993. The average worldwide price of natural gas for the first quarter of 1994 was $2.10 per thousand cubic feet compared to $1.85 per thousand cubic feet in the first quarter of 1993.

                                 PART II

                             OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     On May 5, 1994, the Annual Meeting of Shareholders of Oryx
Energy Company was held to vote on proposals as follows:

     (a)  To elect three directors to Class III of the Company's
Board of Directors.

     William E. Bradford  Carol E. Dinkins  Robert P. Hauptfuhrer
     ------------------------------------------------------------
Affirmative  71,427,263     71,325,759           68,203,684
Negative         -              -                     -
Abstained        -              -                     -
Withheld      3,885,449      3,986,953            7,109,028
Broker
  non-votes      -              -                     -
Shares without
  executed proxies
  and not present
  for vote   21,633,357     21,633,357           21,633,357
            -----------     ----------           ----------
Shares entitled
  to vote    96,946,069     96,946,069           96,946,069
            ===========     ==========           ==========

     (b) To approve the appointment of Coopers & Lybrand as independent accountants for the fiscal year 1994.

          Affirmative       72,790,550
          Negative           1,845,258
          Abstained            676,904
          Withheld                -
          Broker non-votes        -
          Shares without
            executed proxies
            and not present
            for vote        21,633,357
                           -----------
          Shares entitled
            to vote         96,946,069
                           ===========

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12 Computation of Consolidated Ratios of Earnings to

             Fixed Charges and Earnings to Fixed Charges and

             Preferred Stock Dividend Requirements.

         *15 Accountant's letter regarding unaudited interim

             financial information.

          28 Awareness letter of Coopers & Lybrand.



     *    Attached as page 9 to this Form 10-Q.

     b)   Reports on Form 8-K:

          On March 17, 1994, the Company filed a Form 8-K to report a restructuring plan which includes asset disposals and staff reductions. See Note 2 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
     ---------------------
     E. W. Moneypenny
     (Senior Vice President, Finance, and Chief Financial
      Officer)



DATE May 12, 1994