Form 10-K/A
period 1993-12-31
ORYX ENERGY CO
filed 1994-06-23
CIK 836442

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             _______________________


                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT

                Filed Pursuant to Section 12, 13 or 15(d) of the
                         Securities Exchange Act of 1934

                               ORYX ENERGY COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 AMENDMENT NO. 1

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages attached hereto:

     Part IV.       Item 14.       Exhibits, Financial Statement Schedules and
                                   Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Oryx Energy Company

                                    By:  /s/ Edward W. Moneypenny
                                        --------------------------------
                                             Edward W. Moneypenny
                                      SENIOR VICE PRESIDENT, FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER)


Date:  June 23, 1994

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Registrant hereby amends Item 14(a) by filing the following exhibit thereto:

     99.1 Form 11-K for the fiscal year ended December 31, 1993, of the Oryx Energy Company Capital Accumulation Plan