Form 10-Q
period 1994-06-30
ORYX ENERGY CO
filed 1994-08-12
CIK 836442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1994
                                    ------------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to


Commission file number        1-10053
                            ----------

                            ORYX ENERGY COMPANY
                        --------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                        23-1743284
            ----------                     -------------
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)       Identification Number)

  13155 NOEL ROAD, DALLAS, TEXAS             75240-5067
- - ----------------------------------------------------------
 (Address of principal executive offices)         (Zip code)

                          (214) 715-4000
                          --------------
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes _X_   No

     The number of shares of common stock, $1 par value, outstanding on July 31, 1994 was 96,946,069.

                            ORYX ENERGY COMPANY


                                   INDEX



                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Consolidated Statements of Income for the
    Three and Six Months Ended June 30, 1994 and 1993        3

    Condensed Consolidated Balance Sheets at June 30,
    1994 and December 31, 1993                               4

    Condensed Consolidated Statements of Cash Flows for
    the Six Months Ended June 30, 1994 and 1993              5

    Notes to Condensed Consolidated Financial Statements     6

    Report of Independent Accountants                        8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                    12

SIGNATURE                                                   13

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      For the Three Months     For the Six Months
(Millions of Dollars,     Ended June 30           Ended June 30
Except Per Share Amounts) 1994      1993       1994      1993
                          ----      ----       ----      ----
                                      (Unaudited)
REVENUES
  Oil and gas            $  259    $  280    $  521    $  563
  Other                      (4)       (2)       (6)       (2)
                         -------   -------   -------   -------
                            255       278       515       561
                         -------   -------   -------   -------
COSTS AND EXPENSES
  Operating costs            93        84       185       181
  Production taxes           20        31        45        61
  Exploration costs          29        16        57        32
  Depreciation, depletion
    and amortization        103        90       213       191
  General and administrative
    expense                  18        20        37        43
  Interest and debt expense  41        41        80        81
  Interest capitalized       (4)      (11)       (7)      (24)
  Provision for restructuring
    (Note 2)                  -         -       161         -
                         -------   -------   -------   -------
                            300       271       771       565
                         -------   -------   -------   -------

Income (Loss) Before
  Provision for Income
  Taxes                     (45)        7      (256)       (4)
Provision (Benefit) for
  Income Taxes (Note 3)     (13)        4       (84)        2
Remeasurement of Foreign
  Deferred Tax (Note 3)       9        (1)        9        (3)
                         -------   -------   -------   -------
Net Income (Loss)           (41)        4      (181)       (3)
Less Preferred Dividend       1         1         1         2
                         -------   -------   -------   -------
Net Income (Loss)
  Attributable to
  Common Stock           $  (42)   $    3    $ (182)   $   (5)
                         =======   =======   =======   =======
Net Income (Loss) Per
  Share of Common Stock  $ (.43)   $  .03    $(1.88)   $ (.06)
                         =======   =======   =======   =======

Cash Dividends Per Share
  of Common Stock        $    -    $  .10    $    -    $  .20
                         =======   =======   =======   =======
Weighted Average Number
 of Common Shares
 Outstanding (millions
 of shares)                97.0      97.1      97.0      97.1
                         =======   =======   =======   =======

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30    December 31
(Millions of Dollars)                        1994        1993
                                           --------   -----------
                                          (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                 $     7   $    10
  Accounts and notes receivable and
    other current assets                        249       195
                                            --------  --------
Total Current Assets                            256       205
Properties, Plants and Equipment (Note 4)     3,132     3,333
Deferred Charges and Other Assets                80        86
                                            --------  --------
Total Assets                                $ 3,468   $ 3,624
                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                          $   129   $   134
  Accrued liabilities                           215       162
  Current portion of long-term debt              23        28
                                            --------  --------
Total Current Liabilities                       367       324
Long-Term Debt                                1,825     1,741
Deferred Income Taxes                           604       682
Deferred Credits and Other Liabilities          176       201
Shareholders' Equity (Note 5)
  Preference stock, par value $1 per share,
  cumulative                                      7         7
  Common stock, par value $1 per share          124       124
  Additional paid-in capital                  2,204     2,204
  Retained earnings (deficit)                  (337)     (155)
                                            --------  --------
                                              1,998     2,180

  Less:  Common stock in treasury, at cost   (1,401)   (1,402)
         Loan to ESOP                          (101)     (102)
                                            --------  --------
Shareholders' Equity                            496       676
                                            --------  --------
Total Liabilities and Shareholders' Equity  $ 3,468   $ 3,624
                                            ========  ========

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Six Months
                                                 Ended June 30
(Millions of Dollars)                          1994         1993
                                              ------       ------
                                                  (Unaudited)
CASH FROM OPERATING ACTIVITIES
  Net loss                                    $ (181)     $   (3)
  Adjustments to reconcile net loss to net
    cash from operating activities:
     Depreciation, depletion and amortization    213         191
     Dry hole costs and leasehold impairment      31           7
     Loss on sale of assets, net of taxes          2           1
     Deferred income taxes                       (29)         (1)
     Remeasurement of foreign deferred tax         9           -
     Provision for restructuring, net of taxes   103           -
     Proceeds from interest rate hedging
       activities                                  -          28
     Other                                        (2)          3
                                              -------     -------
                                                 146         226
     Changes in working capital:
       Accounts and notes receivable and
         other current assets                    (52)          2
       Accounts payable and accrued
         liabilities                             (14)        (52)
                                              -------     -------
Net Cash Flow Provided From Operating
  Activities                                      80         176
                                              -------     -------
INVESTING ACTIVITIES
  Capital expenditures                          (130)       (179)
  Proceeds from divestments, net of current
    taxes                                          3          18
  Other                                          (34)         (7)
                                              -------     -------
Net Cash Flow Used For Investing Activities     (161)       (168)
                                              -------     -------
FINANCING ACTIVITIES
  Proceeds from borrowings                       120          66
  Repayments of long-term debt                   (41)        (53)
  Cash dividends paid on common and
    preference stock                              (1)        (23)
                                              -------     -------
Net Cash Flow Provided From (Used For)
  Financing Activities                            78         (10)
                                              -------     -------
CHANGES IN CASH AND CASH EQUIVALENTS              (3)         (2)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       10          10
                                              -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    7      $    8
                                              =======     =======

                            (See Accompanying Notes)

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the six months ended June 30, 1994 are not necessarily indicative of the results for the full year 1994.

Statements of Cash Flows

Amounts paid for interest and income taxes were as follows:

                                         Six Months Ended June 30
                                              1994        1993
                                             ------      ------
                                           (Millions of Dollars)
     Interest paid (net of capitalized
       amounts)                              $  63        $  53
     Income taxes paid                       $   2        $  15

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

3.   Income Taxes

     The Company's provisions for income taxes for the three and six months ended June 30, 1994 reflect benefits of $13 million and $84 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three and six months ended June 30, 1994 decreased $9 million while reported earnings for the three and six months ended June 30, 1993 increased $1 million and $3 million from such remeasurement. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

4.   Properties, Plants and Equipment

     At June 30, 1994 and December 31, 1993, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                            June 30  December 31
                                             1994        1993
                                            -------  -----------
                                           (Millions of Dollars)

     Gross investment .................     $ 6,500     $ 6,523
     Less accumulated depreciation,
       depletion and amortization .....       3,368       3,190
                                            --------    --------
     Net investment ...................     $ 3,132     $ 3,333
                                            ========    ========

5.   Shareholders' Equity

     Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at June 30, 1994 and December 31, 1993 were as follows:

                                                          In
                         Authorized  Issued Outstanding Treasury
                                    (Thousands of Shares)
     June 30, 1994
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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have made a review of the condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1994, the related condensed consolidated statements of income for the three and six months ended June 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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


COOPERS & LYBRAND L.L.P.

Dallas, Texas
August 9, 1994

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $3 million over the six months ended June 30, 1994. The decrease was comprised of $80 million of net cash flow provided from operating activities, $161 million of net cash flow used for investing activities and $78 million of net cash flow provided from financing activities. The $80 million in net cash flow provided from operating activities consisted of $146 million in net cash flow provided from operating activities before changes in current assets and liabilities and $66 million used for changes in current assets and liabilities. The $146 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower crude oil prices, higher natural gas prices, continued reductions in costs and expenses and reduced production volumes due to asset sales and normal declines. The $66 million of net cash flow used for changes in current assets and liabilities consisted of a $52 million increase in accounts receivable and other current assets and a $14 million decrease in accounts payable and accrued liabilities.

The $161 million in net cash flow used for investing activities and the $78 million in net cash flow provided from financing activities are primarily due to a cash use of $130 million for capital expenditures and a cash source of $79 million from net increases in debt.

In March 1994, the Company announced a major cost reduction program. The program involves consolidation of the Company's U.S. onshore position. The Company will also outsource certain non-critical technical functions and reduce administrative functions accordingly. The net result of these actions will be a loss of approximately 300 jobs. The Company expects to achieve a minimum $61 million cost reduction for the full year of 1995 as a result of these actions. Some expense reductions will occur in 1994, although the specific amount and timing are difficult to predict.

In the first quarter of 1994, the Company recorded a net charge of $103 million for estimated losses on the sale of assets ($71 million), employee terminations and associated costs ($17 million) and postretirement benefit adjustments ($15 million). During 1995, estimated production will be reduced by approximately five thousand equivalent barrels per day, representing only about two percent of the worldwide production for the first six months of 1994.

The Company paid a cash dividend of $.10 per share on its common stock in each of the first and second quarters of 1993. In 1994, the Board of Directors suspended the payment of dividends on common stock.

RESULTS OF OPERATIONS - SIX MONTHS

The Company's net loss for the six months ended June 30, 1994 was $181 million, or $1.88 per share, as compared to a net loss, of $3 million, or $.06 per share for the first six months of 1993. Revenues for the six months were $515 million in 1994 versus $561 million in 1993. Year-to-date results include a $103 million restructuring charge, a $9 million charge relating to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) and $2 million of net losses related to asset sales. By comparison, results for the six months ended June 30, 1993 include a $3 million benefit for SFAS No. 109 and $1 million of net losses relating to asset sales.

Worldwide production of crude oil and condensate for the six months ended June 30, 1994 was 116 thousand barrels daily compared to production for the six months ended June 30, 1993 of 107 thousand barrels daily. Production of crude oil and condensate was 50 thousand barrels daily in the United States and 66 thousand barrels daily from foreign locations during the six months ended June 30, 1994, compared to 56 thousand barrels daily in the United States and 51 thousand barrels daily from foreign locations during the six months ended June 30, 1993. The worldwide crude oil and condensate price for the first six months of 1994 was $14.26 per barrel compared to $17.74 per barrel for the first six months of 1993.

Worldwide production of natural gas was 605 million cubic feet daily for the six months ended June 30, 1994, compared to 620 million cubic feet in the six months ended June 30, 1993. Production of natural gas was 537 million cubic feet daily in the United States and 68 million cubic feet daily from the United Kingdom in the first six months of 1994, compared to 524 million cubic feet daily in the United States and 96 million cubic feet daily in the United Kingdom in the first six months of 1993. The worldwide price of natural gas for the first six months of 1994 and 1993 was $2.03 and $1.95 per thousand cubic feet.

RESULTS OF OPERATIONS - THREE MONTHS

The Company's net loss for the quarter ended June 30, 1994 was $41 million, or $.43 per share, as compared to net income of $4 million, or $.03 per share, for the quarter ended June 30, 1993. Revenues for the 1994 second quarter were $255 million versus $278 million for the second quarter of 1993.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations - continued

RESULTS OF OPERATIONS - THREE MONTHS (continued)

The second quarter of 1994 includes a net operating loss of $31 million, a $9 million charge relating to SFAS No. 109 and $1 million of net losses related to asset sales. By comparison, the second quarter of 1993 includes net operating income of $3 million and a $1 million benefit relating to SFAS No. 109.

Compared to the same quarter last year, crude oil volumes increased by 9 percent or 10 thousand barrels per day, as a result of strong U.K. production, while natural gas volumes decreased 11 mmcf per day because of lower U.S. production. Worldwide crude oil prices fell $2.78 per barrel and natural gas prices decreased $.12 per mcf. Total costs and expenses increased because of larger non-cash charges.

Comparing the 1994 second quarter with the previous quarter, worldwide oil volumes were the same while gas volumes were lower primarily as a result of lower seasonal demand in the U.K.

Worldwide oil prices rose $1.63 per barrel while gas prices decreased by $.15 per mcf. Spot WTI oil prices did not attain current levels, which are in excess of $19 per barrel, until mid-June. Excluding the restructuring provision in the first quarter, total costs and expenses decreased by $10 million primarily because of lower production taxes and depreciation, depletion, and amortization.

Worldwide production of crude oil and condensate for the three months ended June 30, 1994 was 116 thousand barrels daily compared to production for the three months ended June 30, 1993 of 106 thousand barrels daily. Production of crude oil and condensate was 49 thousand barrels daily in the United States and 67 thousand barrels daily from foreign locations during the three months ended June 30, 1994, compared to 56 thousand barrels daily in the United States and 50 thousand barrels daily from foreign locations in the second quarter of 1993. The worldwide crude oil and condensate price in the second quarter of 1994 was $15.07 per barrel compared to $17.85 per barrel in the second quarter of 1993.

Worldwide production of natural gas was 565 million cubic feet daily for the three months ended June 30, 1994, compared to 576 million cubic feet daily in the three months ended June 30, 1993.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations - continued

RESULTS OF OPERATIONS - THREE MONTHS (continued)

Production of natural gas was 520 million cubic feet daily in the United States and 45 million cubic feet daily from the United Kingdom in the second quarter of 1994, compared to 533 million cubic feet daily in the United States and 43 million cubic feet daily from the United Kingdom in the second quarter of 1993. The worldwide price of natural gas for the second quarter of 1994 was $1.95 per thousand cubic feet compared to $2.07 per thousand cubic feet in the second quarter of 1993.

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12   Computation of Consolidated Ratio of Earnings to
               Fixed Charges.

         *15 Accountant's letter regarding unaudited interim financial information.

          28   Awareness letter of Coopers & Lybrand L.L.P.


     *    Attached as page 8 to this Form 10-Q.

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
     --------------------
     E. W. Moneypenny
     (Senior Vice President, Finance, and Chief Financial
      Officer)


DATE August 9, 1994