Form 10-Q
period 1994-09-30
ORYX ENERGY CO
filed 1994-11-15
CIK 836442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1994
                                      --------------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                ---------------     -------------

Commission file number        1-10053
                             ---------

                   ORYX ENERGY COMPANY
                  ---------------------
          (Exact name of registrant as specified in its charter)


            DELAWARE                             23-1743284
           ----------                           ------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification Number)


   13155 NOEL ROAD, DALLAS, TEXAS                  75240-5067
 ----------------------------------               ------------
 (Address of principal executive offices)          (Zip code)

                          (214) 715-4000
                         ----------------
           (Registrant's telephone number, including area code)


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

     The number of shares of common stock, $1 par value, outstanding on November 2, 1994 was 98,946,069.

                            ORYX ENERGY COMPANY

                                   INDEX



                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Statements of Income for the
  Three and Nine Months Ended September 30, 1994 and 1993     3

  Condensed Consolidated Balance Sheets at September 30,
  1994 and December 31, 1993                                  4

  Condensed Consolidated Statements of Cash Flows for
  the Nine Months Ended September 30, 1994 and 1993           5

  Notes to Condensed Consolidated Financial Statements        6

  Report of Independent Accountants                           9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                     15

SIGNATURE                                                    16

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       For the Three Months   For the Nine Months
(Millions of Dollars,   Ended September 30    Ended September 30
Except Per Share Amounts)   1994      1993     1994       1993
                           ------    ------   ------     ------
                                      (Unaudited)
REVENUES
  Oil and gas             $  274    $  272    $  795    $  835
  Other                       (3)       (8)       (9)      (10)
                          -------   -------   -------   -------
                             271       264       786       825
                          -------   -------   -------   -------
COSTS AND EXPENSES
  Operating costs             94        87       279       268
  Production taxes            37        29        82        90
  Exploration costs           33        29        90        61
  Depreciation, depletion
    and amortization         107       100       320       291
  General and admini-
    strative expense          15        22        52        65
  Interest and debt expense   41        42       121       123
  Interest capitalized        (2)      (11)       (9)      (35)
  Provision for
    restructuring (Note 2)     -         -       161         -
                          -------   -------   -------   -------
                             325       298     1,096       863
                          -------   -------   -------   -------
Loss Before Benefit for
  Income Taxes               (54)      (34)     (310)      (38)
Benefit for Income Taxes
  (Note 3)                   (16)       (7)     (100)       (5)
Provision for Change in
  Tax Rate (Note 3)            -        17         -        17
Remeasurement of Foreign
  Deferred Tax (Note 3)        6         1        15        (2)
                          -------   -------   -------   -------
Loss Before Extraordinary
  Item                       (44)      (45)     (225)      (48)
Extraordinary Item
  (Note 4)                    12         -        12         -
                          -------   -------   -------   -------
NET LOSS                     (56)      (45)     (237)      (48)
Less Preferred Dividend        -         2         1         4
                          -------   -------   -------   -------
Net Loss Attributable to
  Common Stock            $  (56)   $  (47)   $ (238)   $  (52)
                          =======   =======   =======   =======

Net Loss Per Share of
  Common Stock:
   Before extraordinary
    item                  $ (.45)   $ (.48)   $(2.33)   $ (.54)
   Extraordinary item
    (Note 4)                (.12)        -      (.12)        -
                          -------   -------   -------   -------
   Net Loss               $ (.57)   $ (.48)   $(2.45)   $ (.54)
                          =======   =======   =======   =======

Cash Dividends Per Share
  of Common Stock         $    -    $  .10    $    -    $  .30
                          =======   =======   =======   =======
Weighted Average Number
 of Common Shares
 Outstanding (millions
 of shares)                 97.0      97.1      97.0      97.1
                          =======   =======   =======   =======

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                  September 30        December 31
(Millions of Dollars)                 1994               1993
                                     ------             ------
                                   (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents         $    14            $    10
  Accounts and notes receivable
    and other current assets            204                195
                                    --------           --------
Total Current Assets                    218                205
Properties, Plants and Equipment
  (Note 5)                            3,029              3,333
Deferred Charges and Other Assets       124                 86
                                    --------           --------
Total Assets                        $ 3,371            $ 3,624
                                    ========           ========
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                  $   115            $   134
  Accrued liabilities                   232                162
  Current portion of long-term debt      94                 28
                                    --------           --------
Total Current Liabilities               441                324
Long-Term Debt                        1,724              1,741
Deferred Income Taxes                   592                682
Deferred Credits and Other
  Liabilities                           174                201
Shareholders' Equity (Note 6)
  Preference stock, par value
   $1 per share, cumulative               7                  7
  Common stock, par value $1
   per share                            124                124
  Additional paid-in capital          2,204              2,204
  Retained earnings (deficit)          (394)              (155)
                                    --------           --------
                                      1,941              2,180
  Less:  Common stock in treasury,
           at cost                   (1,401)            (1,402)
         Loan to ESOP                  (100)              (102)
                                    --------           --------
Shareholders' Equity                    440                676
                                    --------           --------
Total Liabilities and
  Shareholders' Equity              $ 3,371            $ 3,624
                                    ========           ========

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Nine Months
                                              Ended September 30
(Millions of Dollars)                         1994          1993
                                             ------        ------
                                                 (Unaudited)
CASH FROM OPERATING ACTIVITIES
Net loss                                    $ (237)       $  (48)
  Adjustments to reconcile net loss to net
    cash from operating activities:
    Depreciation, depletion and amortization   320           291
    Dry hole costs and leasehold impairment     53            20
    Loss (gain) on sale of assets, net of
      taxes                                      3            (1)
    Deferred income taxes                      (40)           19
    Remeasurement of foreign deferred tax       15            (2)
    Provision for restructuring, net of
      taxes                                    103             -
    Extraordinary loss on debt extinguishment   12             -
    Proceeds from interest rate hedging
      activities                                 -            29
    Other                                       (3)           12
                                            -------       -------
                                               226           320
    Changes in working capital:
     Accounts and notes receivable and
       other current assets                     (8)           16
     Accounts payable and accrued
       liabilities                             (28)          (57)
                                            -------       -------
Net Cash Flow Provided From Operating
  Activities                                   190           279
                                            -------       -------
INVESTING ACTIVITIES
  Capital expenditures                        (201)         (307)
  Proceeds from divestments, net of
    current taxes                                3            30
  Other                                        (36)           (8)
                                            -------       -------
Net Cash Flow Used For Investing Activities   (234)         (285)
                                            -------       -------
FINANCING ACTIVITIES
  Proceeds from borrowings                     143            91
  Repayments of long-term debt                 (94)          (55)
  Cash dividends paid on common and
    preference stock                            (1)          (33)
                                            -------       -------
Net Cash Flow Provided From Financing
  Activities                                    48             3
                                            -------       -------
Changes In Cash and Cash Equivalents             4            (3)
Cash and Cash Equivalents at Beginning
  of Period                                     10            10
Cash and Cash Equivalents at End of Period  $   14        $    7
                                            =======       =======

                            (See Accompanying Notes)

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the nine months ended September 30, 1994 are not necessarily indicative of the results for the full year 1994.

Statements of Cash Flows

Amounts paid for interest and income taxes were as follows:

                                   Nine Months Ended September 30
                                       1994           1993
                                      ------         ------
                                       (Millions of Dollars)

  Interest paid (net of capitalized
    amounts)                           $ 95           $ 72
  Income taxes paid                    $  4           $ 17

In accordance with Statement of Financial Accounting Standards
No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed Consolidated
Statements of Cash Flows.

2.   Provision for Restructuring

In March 1994, the Company adopted plans designed to achieve significant future cost reductions (Restructuring). Components of the Restructuring include asset disposals and staff reductions. Associated therewith, the Company recognized a $161 million pretax ($103 million after tax) charge in the first quarter of 1994. Management expects the Restructuring to result in a minimum of $67 million annual cost reductions in 1995.

                           ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

2.   Provision for Restructuring - continued

During 1993, the properties included in the divestment plan accounted for less than three percent of the Company's worldwide oil and gas production and at December 31, 1993, they accounted for less than four percent of the Company's net investment in properties, plants and equipment. The asset disposals will be completed during the fourth quarter of 1994. Personnel reductions associated with the program affected about 20-percent of the Company's workforce.

3.   Income Taxes

The Company's provisions for income taxes for the three and nine months ended September 30, 1994 reflect benefits of $16 million and $100 million. The Company's provisions for income taxes for the three and nine months ended September 30, 1993 include a charge of $17 million for the higher corporate income tax rate, effective January 1, 1993, with the passage of the Revenue Reconciliation Act of 1993. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

The remeasurement provisions of Statement of Financial Accounting standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three and nine months ended September 30, 1994 decreased $6 million and $15 million while reported earnings for the three and nine months ended September 30, 1993 decreased $1 million and increased $2 million from such remeasurements. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

4.   Extraordinary Item

On September 29, 1994, Standard and Poor's Rating Group downgraded the Company's senior unsecured debt from BBB- to BB, subordinated debt from BB+ to B+ and commercial paper to B from A-3. The holders of the Company's senior ESOP notes ($100 million outstanding at September 30, 1994) have the right, as a result of this downgrade, to require the Company to repay the senior ESOP notes in full at par plus a makewhole premium which is estimated to be $17 million ($12 million after taxes) and subsequent to September 30, 1994 have exercised such rights. The Company has recognized a $12 million extraordinary loss in the third quarter of 1994 associated with the makewhole provisions of the Company's senior ESOP notes. The Company intends to refinance the senior ESOP notes in full.

5.   Properties, Plants and Equipment

At September 30, 1994 and December 31, 1993, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                    September 30      December 31
                                        1994              1993
                                       ------            ------
                                       (Millions of Dollars)

     Gross investment .............. $  6,515           $ 6,523
     Less accumulated depreciation,
       depletion and amortization ..    3,486             3,190
                                     ---------          --------
     Net investment ................ $  3,029           $ 3,333
                                     =========          ========

6.   Shareholders' Equity

Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at September 30, 1994 and December 31, 1993 were as follows:

                                                            In
                        Authorized  Issued  Outstanding  Treasury
                       -----------  ------  -----------  --------
                                   (Thousands of Shares)
September 30, 1994
  Preferred stock         15,000        -         -         -
  Preference stock        15,000     7,259      7,259       -
  Common stock           250,000   126,704     96,946    (26,756)

December 31, 1993
  Preferred stock         15,000        -         -         -
  Preference stock        15,000     7,259      7,259       -
  Common stock           250,000   126,704     96,932    (26,769)

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors, Oryx Energy Company:


We have made a review of the condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1994, the related condensed consolidated statements of income for the three and nine months ended September 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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




Dallas, Texas
November 7, 1994

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $4 million over the nine months ended September 30, 1994. The increase was comprised of $190 million of net cash flow provided from operating activities, $234 million of net cash flow used for investing activities and $48 million of net cash flow provided from financing activities. The $190 million in net cash flow provided from operating activities consisted of $226 million in net cash flow provided from operating activities before changes in current assets and liabilities and $36 million used for changes in current assets and liabilities. The $226 million of net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower crude oil prices, higher operating costs, lower general and administrative costs, lower capitalized interest and increased crude oil volumes. The $36 million of net cash flow used for changes in current assets and liabilities consisted of an $8 million increase in accounts receivable and other current assets and a $28 million decrease in accounts payable and accrued liabilities.

The $234 million in net cash flow used for investing activities and the $48 million in net cash flow provided from financing activities are primarily due to the use of $201 million of cash for capital expenditures and a cash source of $49 million from net increases in debt.

The Company enters into derivative financial instruments to hedge foreign exchange rate, interest rate and oil and gas price
fluctuations.   The Company, from time to time, enters into
foreign exchange contracts to hedge the impact of changes in exchange rates on its receivables and payables denominated in British pounds. These contracts expose the Company to market risk from fluctuating exchange rates and to credit risk from nonperformance by the counterparties to the contracts. The Company has entered into interest rate futures agreements to alter the floating rate portion of its underlying debt portfolio. These agreements expose the Company to market rate risk from increasing interest rates when LIBOR exceeds five percent per year, and to credit risk from nonperformance by the counterparties. The Company estimates that the annual market rate risk from these agreements approximates $3 million after-tax exposure for a one percent increase in rates when LIBOR exceeds five percent. The Company, from time to time, enters into oil and gas futures agreements to hedge the impact of price fluctuations on anticipated crude oil and natural gas sales. These agreements expose the Company to market risk in instances where the applied settlement price is greater than the ceiling price specified in the agreements, and to credit risk from nonperformance by the counterparties. The counterparties to the Company's foreign exchange contracts, interest rate futures agreements and oil and gas futures agreements are major financial institutions. The Company believes that losses from nonperformance by counterparties are unlikely to occur.

In March 1994, the Company announced a major cost reduction program. The program involves the consolidation of the Company's U.S. business. The Company will also outsource certain non-critical technical functions and reduce administrative functions accordingly. The net result of these actions has been a loss of approximately 300 jobs. The Company expects to achieve a minimum $67 million cost reduction for the full year of 1995 as a result of these actions. Some expense reductions will occur in 1994, although the specific amount and timing are difficult to predict.

In the first quarter of 1994, the Company recorded a net charge of $103 million for estimated losses on the sale of assets ($71 million), employee terminations and associated costs ($17 million) and postretirement benefit adjustments ($15 million).
As a result of the asset sales, estimated production for 1995 will be reduced by approximately five thousand equivalent barrels per day, representing only about two percent of the worldwide production for the first nine months of 1994.

An analysis of the 1994 provision for restructuring follows (in millions of dollars):
                                                Activity  Balance
                                      Initial    through    at
                                     Provision   9/30/94  9/30/94
                                     ---------  --------  -------
 Termination and Associated Costs*       27         18        9

 Proceeds from Divestment of Assets**   (40)        (3)     (37)

 FAS 106 (Postretirement Costs)***       23         20        3

 Book Value of Assets to be Divested
   and Lease Obligations**              151         48      103
                                       -----      -----    -----
      Total Provision                   161         83       78
                                       =====      =====    =====

* Termination and associated cash costs are primarily comprised of severence pay, associated employee benefit costs and moving costs for 300 employees. Management expects to complete such payments by the end of 1995.

** Proceeds from the divestment of assets and the book value of such assets are a result of the Company's program to consolidate its U.S. onshore position into 6 primary states. The asset disposals will be completed during the fourth quarter of 1994. In addition, under the terms of an operating lease which expires in June 1995, the Company is obligated to pay the lessor at the expiration of the lease the amount, if any, by which the fair market value of the asset is less than $37 million, not to exceed $31 million.

***Postretirement costs represent non-cash adjustments due to the acceleration of a portion of the transition obligation as a result of a reduction in the remaining expected future years of service of active employees.

On September 29, 1994, Standard and Poor's Rating Group downgraded the Company's senior unsecured debt from BBB- to BB, subordinated debt from BB+ to B+ and commercial paper to B from A-3. As a result of the downgrade, the Company recognized $12 million extraordinary loss associated with makewhole provisions of the Company's senior ESOP notes. Subsequent to September 30, 1994, the holders of the Company's senior ESOP notes (approximately $100 million principal amount outstanding at September 30, 1994) exercised their right to require the Company to repay the senior ESOP notes in full at par plus a makewhole premium tied to prevailing rates of interest on U.S. Treasury obligations. The Company intends to refinance the senior ESOP notes in full.

The Company paid a cash dividend of $.10 per share on its $1 par value common stock (Common Stock) in each of the first, second and third quarters of 1993. In 1994, the Board of Directors suspended the payment of dividends on Common Stock.

On November 2, 1994, the holders of the Company's Series B Junior Cumulative Convertible Preference Stock (Series B Preference) converted 2 million shares of Series B Preference into 2 million shares of Common Stock in connection with the sale of such shares in private transactions.

On September 1, 1994, the Company announced the signing of purchase and sale agreements with Conoco. Oryx purchased Conoco's North Sea interests in the Hutton, Lyell and Murchison producing fields; its royalty interest in the undeveloped Viosca Knoll 826 unit; and received a $40.4 million cash payment. In return, Conoco purchased Oryx's interests in the undeveloped North Sea Brittania field and the undeveloped Mississippi Canyon 243 unit in the Gulf of Mexico. Oryx plans to apply the $40.4 million cash contribution as well as the free cash flow generated by the producing properties directly to debt reduction. The effective date of the transaction is July 1, 1994. Closing is subject to all the normal governmental approvals. Oryx's longer-term outlook for committed capital expenditures has been reduced considerably as a result of this transaction. Oryx expects its share of expenditures on the Britannia development would have been approximately $200 million prior to first production around the turn of the century. Values of the properties being exchanged, including the cash received by Oryx, are considered to be comparable despite a different set of risk profiles. The impact on Oryx's proved reserves is expected to reflect purchases of approximately 25 million equivalent developed barrels and sales of approximately 60 million equivalent undeveloped barrels, affecting about 4% of proved reserves. Following the transaction, Oryx will hold the largest interest in Murchison, Hutton and Lyell and will seek approval to become operator. This transaction provides Oryx additional opportunities to implement cost savings and operating efficiencies on these North Sea Fields.

On October 13, 1994, Robert P. Hauptfuhrer, Chairman and CEO of the Company, announced his plans to retire effective December 1, 1994. The Board of Directors elected Robert L. Keiser, current President and Chief Operating Officer, to succeed Hauptfuhrer on that same date as the Company's Chairman, Chief Executive Officer and President.

Looking forward to the fourth quarter, production volumes will improve as a result of the recent asset exchange, exploration spending levels will be lower and the sale of the Company's previously identified onshore assets will be completed culminating in $40 million in proceeds after taxes for the year. As a result of the consolidation of its onshore business, the Company expects to achieve the previously announced targeted $67 million annual cost reduction benefit in 1995.

RESULTS OF OPERATIONS - NINE MONTHS

The Company's net loss for the nine months ended September 30, 1994 was $237 million, or $2.45 per share, as compared to a net loss of $48 million, or $.54 per share for the first nine months of 1993. Revenues for the nine months were $786 million in 1994 versus $825 million in 1993. Year-to-date results include a $103 million restructuring charge, a $15 million charge for remeasurement of foreign deferred income taxes, a $12 million extraordinary charge associated with the ESOP notes, and $3 million of net losses from asset sales. By comparison, results for the nine months ended September 30, 1993 include charges primarily related to a change in corporate income tax rate of $20 million, a $2 million benefit for remeasurement of foreign deferred income taxes and $1 million of net gains from asset sales.

Worldwide production of crude oil and condensate for the nine months ended September 30, 1994 was 118 thousand barrels daily compared to production for the nine months ended September 30, 1993 of 110 thousand barrels daily. Production of crude oil and condensate was 49 thousand barrels daily in the United States and 69 thousand barrels daily from foreign locations during the nine months ended September 30, 1994, compared to 56 thousand barrels daily in the United States and 54 thousand barrels daily from foreign locations during the nine months ended September 30, 1993. The worldwide crude oil and condensate price for the first nine months of 1994 was $14.84 per barrel compared to $17.07 per barrel for the first nine months of 1993.

Worldwide production of natural gas was 597 million cubic feet daily for the nine months ended September 30, 1994, compared to 604 million cubic feet in the nine months ended September 30, 1993. Production of natural gas was 538 million cubic feet daily in the United States and 59 million cubic feet daily from the United Kingdom in the first nine months of 1994, compared to 523 million cubic feet daily in the United States and 81 million cubic feet daily in the United Kingdom in the first nine months of 1993. The worldwide price of natural gas for the first nine months of 1994 and 1993 was $1.94 and $1.95 per thousand cubic feet.

RESULTS OF OPERATIONS - THREE MONTHS

The Company reported a net loss of $56 million, or $.57 per share, for the quarter ended September 30, 1994 compared to a net loss of $45 million, or $.48 per share, for the same quarter last year. Revenues for the 1994 third quarter were $271 million versus $264 million for the third quarter of 1993.

The current quarter includes a $12 million extraordinary charge associated with the Company's senior ESOP notes, a $6 million charge for remeasurement of foreign deferred income taxes and $1 million of net losses from assets sales. By comparison, the third quarter of 1993 includes charges of $20 million primarily relating to a change in the corporate income tax rate.

Compared to the same quarter last year, crude oil volumes increased by 6 percent or 7 thousand barrels per day as a result of strong U.K. production which includes one month of additional volumes from a recent asset exchange with Conoco. Natural gas volumes increased by 2 percent. Worldwide crude oil prices were approximately the same as the prior year while natural gas prices decreased by 11 percent or $.22 per mcf. Total costs and expenses increased primarily as a result of increased production and lower capitalized interest, partially offset by lower administrative expenses.

Comparing the 1994 third quarter with the previous quarter, oil volumes increased by 6 percent as a result of higher U.K. production and natural gas volumes increased by 3 percent. Worldwide oil prices increased by 6 percent or $.84 per barrel while gas prices decreased by 11 percent or $.21 per mcf. Total costs and expenses increased primarily as the result of increased production, higher production taxes and lower capitalized interest, partially offset by lower administrative costs.

Worldwide production of crude oil and condensate for the three months ended September 30, 1994 was 123 thousand barrels daily compared to production for the three months ended September 30, 1993 of 116 thousand barrels daily. Production of crude oil and condensate was 48 thousand barrels daily in the United States and 75 thousand barrels daily from foreign locations during the three months ended September 30, 1994, compared to 56 thousand barrels daily in the United States and 60 thousand barrels daily from foreign locations in the third quarter of 1993. The worldwide crude oil and condensate price in the third quarter of 1994 was $15.91 per barrel compared to $15.85 per barrel in the third quarter of 1993.

Worldwide production of natural gas was 583 million cubic feet daily for the three months ended September 30, 1994, compared to 571 million cubic feet daily in the three months ended September 30, 1993. Production of natural gas was 542 million cubic feet daily in the United States and 41 million cubic feet daily from the United Kingdom in the third quarter of 1994, compared to 521 million cubic feet daily in the United States and 50 million cubic feet daily from the United Kingdom in the third quarter of 1993. The worldwide price of natural gas for the third quarter of 1994 was $1.74 per thousand cubic feet compared to $1.96 per thousand cubic feet in the third quarter of 1993.

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

          28   Awareness letter of Coopers & Lybrand L.L.P.



     *    Attached as page 9 to this Form 10-Q.

     b)   Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
    ----------------------
     E. W. Moneypenny
    (Senior Vice President, Finance and Chief Financial Officer)



DATE  November 14, 1994