Form 10-K
ORYX ENERGY CO
filed 1995-03-24
CIK 836442

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                        OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________



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

                                                                           Name of Each Exchange
                  Title of Each Class                                       on Which Registered
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

      MEDIUM TERM NOTES, SERIES A DUE MAY 9, 1995 THROUGH FEBRUARY 1, 2002
                          9.30% NOTES DUE MAY 1, 1996
                          10% NOTES DUE JUNE 15, 1999
                       9 1/2% NOTES DUE NOVEMBER 1, 1999
                          10% NOTES DUE APRIL 1, 2001

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 17, 1995, was approximately $1,139 million.

    The number of shares of Common Stock, $1 par value, outstanding as of February 17, 1995, was 99,008,543.

    Selected portions of the Oryx Energy Company Annual Report to Shareholders to the fiscal year ended December 31, 1994 are incorporated by reference in Parts I, II, and IV of this Form 10-K.

    Selected portions of the Oryx Energy Company definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     CERTAIN ABBREVIATIONS AND OTHER MATTERS
    As  used  herein  and  with  the  Oryx  Energy  Company  Annual  Report   to
Shareholders for the Fiscal Year Ended December 31, 1994 incorporated by reference in Parts I, II and IV of this Form 10-K, the following terms have specific meanings: "m" means thousand, "mm" means million, "bbl" means barrel, "mb" means thousands of barrels, "mmb" means millions of barrels, "mcf" means thousand cubic feet, "mmcf" means million cubic feet, "bcf" means billion cubic feet, "eb" means equivalent barrel, "mmeb" means millions of equivalent barrels, "b/d" means barrels per day, "mmcf/d" means million cubic feet per day, "WTI" means West Texas intermediate, "HH" means Henry Hub, "ED&A" means exploration, development and acquisition and "FD&A" means finding, development and acquisition.
    Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 mcf of natural gas to 1.0 bbl of crude oil, condensate or natural gas liquids.
    With respect to information on the working interest in wells, drilling locations and acreage, "net" oil and gas wells, drilling locations and acres are determined by multiplying "gross" oil and gas wells, drilling locations and acres by Oryx Energy Company's working interest in such wells, drilling locations or acres.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

    Oryx Energy Company (together with its consolidated subsidiaries, unless the context otherwise requires, Company) engages exclusively in the exploration for and development of oil and gas. The Company has a strong base of U.S. and international reserves and exploration and development projects in areas such as the Gulf of Mexico and the U.K. North Sea. The Company also has producing assets in Indonesia and Ecuador. The Company's business in the United States is conducted through Sun Energy Partners, L.P. (Partnership), of which the Company is the Managing General Partner. At December 31, 1994, the Company had a 98 percent ownership interest in the Partnership.

    The Company has begun the implementation of a plan designed to refocus strategic direction, significantly reduce debt, restore profitability and set the Company on a course for sustained long-term growth in cash flow. The Company is reorienting its strategic direction by changing the nature of its capital spending program. The Company is emphasizing lower-risk and shorter cycle-time prospects. The U.S. will become the centerpiece of the Company's investment strategy for the foreseeable future, supplemented by a measured and focused international program. Capital programs will concentrate spending behind proven technology. Major development programs will be funded and opportunities around existing fields will be exploited. Exploration spending will be directed toward areas of proven success, and overall exploration spending will be decreased. The Company will emphasize projects that generate near-term cash flow and de-emphasize entry into new countries or other projects with long cycle times. The primary geographic focus of both exploration and development spending will be the Gulf of Mexico. Those projects with strong growth potential will be funded internally and those which have lower margins or have limited upside will be sold or otherwise de-emphasized.

    For the five years 1990 through 1994, the Company's average production replacement rate was 152 percent at a cost of $4.62 per eb. In 1994, the Company replaced 80 percent of its production at $4.76 per eb.

    The Company determines its ED&A spending plans primarily based on the cash flow that it expects to generate. For 1994, the Company spent $314 million for ED&A programs. The Company plans to spend approximately $340 million for ED&A in 1995, with the primary emphasis being near-term volume additions in the U.S. The Company is basing its 1995 spending plans on oil and gas spot prices averaging $18.50 per barrel (WTI) and $1.80 per mmbtu (H H). The Company's actual spending levels will be governed by its cash flow from operating activities which will continue to be affected by prevailing oil and gas prices, cost levels and production volumes. In 1994, about 30 percent of the Company's total ED&A spending was on exploration and about 70 percent went for development. In 1995, the Company plans to decrease exploration spending to about 20 percent of total ED&A outlays and increase development spending to about 80 percent of the total. In 1994, about 60 percent of total ED&A outlays were made in the U.S. This will increase to about 68 percent in 1995. By concentrating and highgrading its exploration and development projects and successfully applying technology, the Company has been able to substantially reduce its spending levels and achieve solid reserve replacement rates at competitive costs.

PROVED RESERVES

    As of December 31, 1994, the Company's estimated proved reserves were 474 mmbbl of liquids and 1,520 bcf of natural gas which represents an aggregate of 727 mmeb of reserves. The Company's liquids reserves were located in the United States (47 percent), the United Kingdom (37 percent), Indonesia (8 percent) and other foreign countries (8 percent). The Company's natural gas reserves were located in the United States (88 percent) and the United Kingdom (12 percent). More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the Standardized Measure, are presented in the "Consolidated Financial Statements -- Supplementary Financial and Operating Information" in the

Company's 1994 Annual Report to Shareholders. The Company files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. The basis of reporting reserves to these authorities and agencies in some cases may not be comparable. However, the difference in estimates does not exceed five percent.

OFFSHORE UNITED STATES

    The Company has identified the Gulf of Mexico, an area offering proven potential and well developed infrastructure, as a key part of its strategy.

    EXPLORATION

    As of December 31, 1994, the Company held 344 thousand net undeveloped acres offshore, as compared to 388 thousand as of December 31, 1993. The Company owns interests in about 150 Gulf of Mexico blocks of which 98 are undeveloped. In 1994, the Company spent $4.3 million to acquire interests in 15 blocks.

    The Company's offshore exploration program will focus on projects in the Gulf of Mexico and make extensive use of proven technology. The Company will focus on projects with rapid cycle times located near existing infrastructure in water depths less than 1,200 feet.

    The Company owns a 100 percent interest in the four-block High Island 384 unit. The High Island 384 unit is composed of blocks 378, 379, 384 and 385 and is located approximately 112 miles off the Texas coast in water with an average depth of approximately 360 feet. In 1993, the Company announced an oil discovery in High Island 379. The HI-A-379 #1 discovery well encountered 179 feet of oil pay from three Pleistocene sands between 4,600 and 5,130 feet. In the early part of 1994, the Company announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay in two Basal Nebraskan sands between 14,300 and 14,410 feet. The combined production from the two discoveries is expected to peak at approximately 20 meb per day. This new development, which has been named the Patton Project, began production in January 1995.

    The Company also owns a 100 percent interest in the High Island A-576 block. The HI A-576 #1 discovery well encountered 168 feet of net pay from the Lower Pleistocene sands. The well is located 110 miles off the Texas coast in 290 feet of water and is 20 miles southwest of the Company's recent discoveries at High Island 379 and 385. This development, which has been named the Sherman Project, is expected to begin production in early 1996 with peak production of about 6 to 9 meb per day. An appraisal well was drilling at December 31, 1994.

    As of December 31, 1994, no exploratory wells were being drilled. The Company drilled 4 gross (3 net) exploratory wells offshore in 1994 and 7 gross
(4 net) in 1993. Of the wells drilled in 1994, 1 gross (1 net) well was successful.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate offshore was 9.7, 8.6 and 7.2 mbbls in 1994, 1993 and 1992. Average daily production of natural gas offshore was 203, 193 and 181 mmcf in 1994, 1993 and 1992.

    In the first quarter of 1994, the Company announced the results of an appraisal well on Garden Banks 260 Block. This was the third successful well on the block. The well encountered three zones containing hydrocarbons with a total of 183 feet of pay. This development, which has been named the Baldpate Project, is in federal waters offshore Texas in water depths of approximately 1,700 feet. The Company expects to begin production in 1998 with gross peak production of about 40 meb per day. The Company owns a 50 percent interest in a three-block area.

    The Company recently announced plans for the development of Viosca Knoll 826 which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. This development has been named the Neptune Project. First production is anticipated in 1997 with a gross peak rate of 24 to 30 meb per day. The Company operates the four-block Viosca Knoll unit and owns a 50 percent interest. The project will utilize a new type of floating production facility called a spar which is on the leading edge of today's technology. The spar is a cylindrical-shaped vessel which floats in a vertical position, similar to a buoy. Production risers will be routed through the cylinder to allow the spar to float around them. The field will be developed in multiple phases with the spar being moved from location to location. In the third quarter of 1994, the Company exchanged its interest in an undeveloped block in the Gulf of Mexico for a royalty interest in Viosca Knoll 826.

    As of December 31, 1994, the Company was drilling 8 gross and 5 net development wells. The Company drilled 16 gross (6 net) development wells offshore in 1994 and 16 gross (8 net) in 1993. Of the 16 gross (6 net) development wells drilled in 1994, 14 gross (5 net) were successful.

ONSHORE UNITED STATES

    The onshore area continues to be a major contributor of production volumes and cash flow. The Company is applying 3-D technology in and around mature fields creating opportunities in new fault blocks and deeper pool horizons which provide primarily new gas volumes. To optimize crude oil volumes and cash flow, the Company will continue to exploit its waterflood operations. Assets are regularly subjected to performance reviews and divestments will continue to be made to upgrade the overall portfolio. The U.S. onshore will be managed for maximum cash flow generation.

    EXPLORATION

    The Company drilled 1 gross exploratory well onshore in 1994 which was successful. At December 31, 1994, no exploratory wells were being drilled.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate onshore was 38.2, 47.3 and 56.2 mb in 1994, 1993 and 1992. The decrease in 1994 crude oil and condensate production compared to 1993 and in 1993 compared to 1992 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 335, 330 and 403 mmcf in 1994, 1993 and 1992. The decrease in 1993 natural gas production compared to 1992 was due primarily to divestments.

    As of December 31, 1994, the Company was drilling or participating in the drilling of 33 gross and 19 net development wells onshore. Of the 80 gross (38 net) development wells drilled onshore during 1994, 76 gross (34 net) were successful.

    As part of its asset sale program, the Company sold substantially all its gas processing plant business in 1992. The Company's remaining gas plant business at December 31, 1994 consisted of 11 operated gas processing plants and interests in 4 others.

UNITED KINGDOM

    The Company has nine producing fields, two development projects and several exploration prospects in the North Sea. Reserves have grown considerably since the Company acquired its interests in these fields in 1990. After producing 77 mmeb over the past four years, the Company's reserves are estimated to 205 mmeb as of December 31, 1994.

    EXPLORATION

    The Company held 266 thousand net undeveloped acres in the North Sea as of December 31, 1994, compared to 259 thousand net undeveloped acres as of December 31, 1993.

    In 1994, the Company drilled one gross exploratory well in the North Sea, which was not successful. At December 31, 1994, no exploratory wells were drilling.

    PRODUCTION AND DEVELOPMENT

    The Company's producing fields set forth in the table below, are located in the northern and central sectors of the North Sea with the exception of the Audrey and Galleon fields, which are located in the southern gas basin.

    As of December 31, 1994, the Company was drilling or participating in the drilling of 3 gross and 1 net development wells in the North Sea. All of the 22 gross (4 net) development wells drilled in the U.K. in 1994 were successful.

    The Company's average daily net production of crude oil and condensate in the United Kingdom was 54.4, 35.2 and 35.4 mb during 1994, 1993 and 1992. The increase in production in 1994 was due to the acquisition of additional interest in Ninian, the exchange for additional interests in Hutton, Lyell and Murchison and the results of development drilling. Average daily production of natural gas was 62, 80 and 95 mmcf during 1994, 1993 and 1992. The decrease in net daily production of natural gas in 1994 compared to 1993 was due to reduced takes by British Gas.

    The following table sets forth the North Sea producing fields and their net daily production:

                                                                              1994 NET
                                                                                DAILY
                                                                PERCENT      PRODUCTION
PRODUCING FIELDS                                    OIL/GAS    OWNERSHIP        (MEB)
-------------------------------------------------  ---------  ------------  -------------
Alba.............................................     Oil            15.5           6.4
Audrey...........................................     Gas            33.6           9.1
Dunlin...........................................     Oil            14.4           5.6
Galleon..........................................     Gas            10.0*           .4
Hutton...........................................     Oil            44.3           7.4
Murchison........................................     Oil            51.8           6.4
Ninian...........................................     Oil            29.5          19.6
Lyell............................................     Oil            66.6           7.4
Strathspey.......................................   Oil/Gas           6.5           2.4
                                                                                    ---
    Total........................................                                  64.7
                                                                                    ---
                                                                                    ---

------------------------
* Estimated; subject to unitization

    In December 1993, the Company increased its interest in Ninian to 29.5 percent by acquiring an additional 8.2 percent interest in the Ninian field and related facilities. The Company's net production from the Ninian field increased from approximately 15 mb per day to approximately 20 mb per day. The Company also receives tariff income on production from several satellite fields that produce through the Ninian facilities.

    In 1993, the Company began production on two North Sea development projects. Lyell, a subsea satellite facility, began producing in 1993 and peaked at 10 mb of oil per day, net. The Company has a 66.6 percent working interest in the Lyell field. The second subsea satellite facility, Strathspey, began production in the last week of 1993. The Company has a 6.5 percent working interest in the Strathspey field. Production from Lyell and Strathspey is transported to the Ninian platforms.

    In early 1994, the Company began producing oil from its Alba field. Alba is located on Block 16/26 in the central sector of the North Sea. Production from the field is pumped to a floating storage unit three kilometers away, from which point it is transported to shore using a dedicated shuttle tanker. The Company owns a 15.5 percent interest in the field.

    In the third quarter of 1994, the Company exchanged its interest in the undeveloped Britannia field for additional interests in the Hutton, Lyell and Murchison producing fields and $40.4 million in cash. This transaction increased near-term production volumes and considerably reduced future development capital expenditures. Effective January 9, 1995, the Company took over operatorship of the Hutton, Lyell and Murchison fields. In late 1994, the Company completed a development well for 20mb gross per day in a newly discovered extension to the Hutton field. The well encountered in excess of 150 feet of net pay in the Brent sandstone.

    In the fourth quarter of 1994, the Company began producing gas from its Galleon field at a net of 19 mmcf per day. Galleon is located in the southern portion of the North Sea. Unmanned production facilities are remotely controlled from onshore. The Company has a 10 percent interest in the field, subject to unitization.

    The Company also has two North Sea developments where discoveries have been made and confirmation wells drilled. They are located in the northern sector (Columba) and in the central sector (Alba Phase II). In total, the Company has 34 blocks in the North Sea. The following table outlines the North Sea prospective developments, with their expected start-up dates and estimated daily net peak production:

                                                                                  DAILY NET PEAK
                                                        YEAR OF       PERCENT       PRODUCTION
DEVELOPMENT PROJECTS                       OIL/GAS     START-UP      OWNERSHIP         (MEB)
---------------------------------------  -----------  -----------  -------------  ---------------
Columba................................      Oil            1995            28               2
Alba Phase II..........................      Oil            1998          15.5             6-7

    In addition, the Company has interests in and receives tariff income from North Sea transportation systems, terminal storage facilities and certain other related income producing assets, including the Brent and Ninian Pipeline Systems and the Sullom Voe Terminal in the Shetland Islands.

INDONESIA

    The Company acquired interests in three production sharing contracts in Indonesia in 1990 as part of the international properties acquisition. Since that time, it has successfully participated in the development of the Intan, Widuri and KF fields within their contract areas.

    EXPLORATION

    As of December 31, 1994 and 1993, the Company held 1,126 thousand net undeveloped acres in Indonesia.

    The Company drilled 11 gross (2 net) exploratory wells, of which 4 gross  (1 net) were successful in 1994. As of December 31, 1994, no exploratory wells were being drilled.

    PRODUCTION AND DEVELOPMENT

    The Company's average daily net production of crude oil and condensate in Indonesia was 13.5, 15.0 and 18.0 mb during 1994, 1993 and 1992. The decrease in net daily production during 1994 as compared to 1993 was due to normal declines from mature fields.

    The following table sets forth Indonesian producing areas and their net daily production:

                                                                                 1994 NET
                                                                                   DAILY
                                                                   PERCENT      PRODUCTION
CONTRACT AREA                                                     OWNERSHIP        (MEB)
--------------------------------------------------------------  -------------  -------------
Malacca Strait................................................         21.5            5.7
Kakap.........................................................         18.8            2.3
Southeast Sumatra.............................................          3.7            5.5
                                                                                       ---
    Total.....................................................                        13.5
                                                                                       ---
                                                                                       ---

    The Company has made a platform decision on the KRA-KG fields which are within the Kakap contract area. Development drilling commenced in 1994. The fields will be tied into existing production facilities. Production is expected to begin in early 1995 with gross peak daily production of 63 mb per day.

    As of December 31, 1994, the Company was in the process of drilling or participating in the drilling of 11 gross (1 net) development wells in Indonesia. All of the 21 gross (1 net) development wells drilled in 1994 were successful.

OTHER FOREIGN

    In 1994, the Company had producing interests in Ecuador and Gabon. In Ecuador, the Gacela field began producing in 1993 and a decision to proceed with development of the Jaguar field has been made. The Company plans to conduct geophysical work on its recently acquired Block 21 in Ecuador.

    During 1994, the Company signed two oil and gas agreements with the Republic of Kazakhstan. The agreements involve both the development of a known field as well as the rights to explore a large block in western Kazakhstan. A joint venture agreement was signed for development of the Arman Field which was discovered in the 1980's but has not yet been developed. The Company will jointly operate the venture and currently holds a 50 percent interest, while the remaining interests will be held by two Kazakhstani partners. The Arman Field is located in the north Buzachi Peninsula. In addition, a production sharing agreement was signed for approximately 3 million acres located east of the Arman Field. The Company will operate and currently owns a 100 percent interest in this exploration venture.

    EXPLORATION

    As of December 31, 1994, the Company held 4,623 thousand net undeveloped acres in other foreign properties, as compared to 1,848 thousand net undeveloped acres as of December 31, 1993. The increase of 2,775 thousand net undeveloped acres in 1994 as compared to 1993 is due to the production sharing agreement obtained by the Company in Kazakhstan.

    The Company drilled 7 gross (2 net) unsuccessful exploratory wells in 1994 in Algeria, Australia and the Zone of Cooperation between Australia and Indonesia. At December 31, 1994, the Company was drilling or participating in the drilling of 1 gross exploratory well in the Zone of Cooperation.

    PRODUCTION AND DEVELOPMENT

    The Company's average daily net production of crude oil and condensate from other foreign areas was 5.3, 3.7 and 2.4 mb in 1994, 1993 and 1992. The average daily production of crude oil and condensate increased in 1994, compared to 1993, due to the increased production in Ecuador. In 1994, the Company had a
14.25 percent working interest in the Oguendjo Production Sharing Contract in Gabon.

    The Company drilled 14 gross (3 net) development wells, all of which were successful in 1994. As of December 31, 1994, the Company was in the process of drilling or participating in the drilling of 1 gross development well.

PRODUCTION

    In 1994, the Company's production was concentrated primarily in the United States, the United Kingdom and Indonesia. In 1994, the Company produced 50.2 mmeb from its properties in the United States, 23.6 mmeb from its properties in the United Kingdom, 4.9 mmeb from its properties in Indonesia and 2 mmeb from its other foreign properties.

    The following table sets forth the Company's average daily net production for 1994, 1993 and 1992:

                          AVERAGE DAILY NET PRODUCTION

                                                                             YEAR ENDED DECEMBER 31
                                                                         -------------------------------
                                                                           1994       1993       1992
                                                                         ---------  ---------  ---------
Crude & Condensate:
  (Thousands of barrels daily)
    United States
      Onshore..........................................................       38.2       47.3       56.2
      Offshore.........................................................        9.7        8.6        7.2
                                                                         ---------  ---------  ---------
                                                                              47.9       55.9       63.4
                                                                         ---------  ---------  ---------
    U.K................................................................       54.4       35.2       35.4
    Indonesia..........................................................       13.5       15.0       18.0
    Other foreign......................................................        5.3        3.7        2.4
                                                                         ---------  ---------  ---------
                                                                              73.2       53.9       55.8
                                                                         ---------  ---------  ---------
Processed Natural Gas Liquids:*
  (Thousands of barrels daily)
    United States......................................................        6.4        7.4       19.7
                                                                         ---------  ---------  ---------
                                                                             127.5      117.2      138.9
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Natural Gas:**
  (Millions of cubic feet daily)
    United States
      Onshore..........................................................        335        330        403
      Offshore.........................................................        203        193        181
                                                                         ---------  ---------  ---------
                                                                               538        523        584
    U.K................................................................         62         80         95
                                                                         ---------  ---------  ---------
                                                                               600        603        679
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

------------------------
 *The Company sold substantially all of its United States gas plant business during 1992. (See Note 3 to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.)
**Natural gas production includes unprocessed natural gas liquids.

ACREAGE, WELLS AND PER UNIT DATA

    The following table sets forth the Company's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1994 and 1993:

                              UNDEVELOPED ACREAGE

                                                                  GROSS                  NET
                                                           --------------------  --------------------
                                                             1994       1993       1994       1993
                                                           ---------  ---------  ---------  ---------
United States
  Onshore................................................      1,142        997        572        433
  Offshore...............................................        511        674        344        388
                                                           ---------  ---------  ---------  ---------
                                                               1,653      1,671        916        821
U.K......................................................        816        889        266        259
Indonesia................................................      2,866      2,866      1,126      1,126
Other Foreign............................................      8,903      6,783      4,623      1,848
                                                           ---------  ---------  ---------  ---------
                                                              14,238     12,209      6,931      4,054
                                                           ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------

                               DEVELOPED ACREAGE

                                                                     GROSS                  NET
                                                              --------------------  --------------------
                                                                1994       1993       1994       1993
                                                              ---------  ---------  ---------  ---------
United States
  Onshore...................................................      1,137      1,599        631        870
  Offshore..................................................        244        253         97        104
                                                              ---------  ---------  ---------  ---------
                                                                  1,381      1,852        728        974
U.K.........................................................        101        174         47         67
Indonesia...................................................      6,061      6,426        806        819
Other Foreign...............................................         52         98         25         80
                                                              ---------  ---------  ---------  ---------
                                                                  7,595      8,550      1,606      1,940
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    The following table sets forth the Company's net exploratory and development oil and gas wells drilled during 1994, 1993 and 1992:

                           EXPLORATORY WELLS DRILLED

                                                                GROSS                             NET
                                                   -------------------------------  -------------------------------
                                                     1994       1993       1992       1994       1993       1992
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Oil
  United States
    Onshore......................................         --         --          3         --         --          1
    Offshore.....................................         --          2          1         --          1          1
                                                         ---        ---        ---        ---        ---        ---
                                                          --          2          4         --          1          2
  U.K............................................         --         --          1         --         --         --
  Indonesia......................................          3         --          6         --         --          1
  Other foreign..................................         --          2          1         --          1          1
Gas
  United States
    Onshore......................................          1         --          2         --         --          1
    Offshore.....................................          1          1          3          1          1          3
                                                         ---        ---        ---        ---        ---        ---
                                                           2          1          5          1          1          4
  U.K............................................         --         --          1         --         --         --
  Indonesia......................................          1         --         --          1         --         --
Dry
  United States
    Onshore......................................         --          2          6         --          2          3
    Offshore.....................................          3          4          1          2          2         --
                                                         ---        ---        ---        ---        ---        ---
                                                           3          6          7          2          4          3
  U.K............................................          1          3          3         --          1          1
  Indonesia......................................          7          9          7          1          1          1
  Other foreign..................................          7          2          1          2          1         --
                                                         ---        ---        ---        ---        ---        ---
      Total......................................         24         25         36          7         10         13
                                                         ---        ---        ---        ---        ---        ---
                                                         ---        ---        ---        ---        ---        ---

                           DEVELOPMENT WELLS DRILLED

                                                                GROSS                             NET
                                                   -------------------------------  -------------------------------
                                                     1994       1993       1992       1994       1993       1992
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Oil
  United States
    Onshore......................................         27         44         69         11         29         43
    Offshore.....................................          5          4         --          2          2         --
                                                         ---        ---        ---        ---        ---        ---
                                                          32         48         69         13         31         43
  U.K............................................         20          5          2          4          1         --
  Indonesia......................................         21         29         26          1          3          3
  Other foreign..................................         14          7          2          3          2          1
Gas
  United States
    Onshore......................................         49         38         26         23         15         11
    Offshore.....................................          9          8          7          3          3          2
                                                         ---        ---        ---        ---        ---        ---
                                                          58         46         33         26         18         13
  U.K............................................          2         --         --         --         --         --
Dry
  United States
    Onshore......................................          4          1          4          4          1          3
    Offshore.....................................          2          4         --          1          3         --
                                                         ---        ---        ---        ---        ---        ---
                                                           6          5          4          5          4          3
  U.K............................................         --          6         --         --          1         --
  Indonesia......................................         --          1          6         --         --          1
  Other foreign..................................         --          1         --         --         --         --
                                                         ---        ---        ---        ---        ---        ---
    Total........................................        153        148        142         52         60         64
                                                         ---        ---        ---        ---        ---        ---
                                                         ---        ---        ---        ---        ---        ---

    The following table sets forth the Company's gross and net producing oil and gas wells at December 31, 1994:

                          PRODUCING OIL AND GAS WELLS

                                                                       GROSS*                 NET
                                                                --------------------  --------------------
                                                                   OIL        GAS        OIL        GAS
                                                                ---------  ---------  ---------  ---------
United States
  Onshore.....................................................      3,603        897      1,965        540
  Offshore....................................................         66        177         24         70
                                                                ---------  ---------  ---------        ---
                                                                    3,669      1,074      1,989        610
Foreign:
  U.K.........................................................        157         20         52          6
  Indonesia...................................................        409         --         35         --
  Other foreign...............................................         49         --         11         --
                                                                ---------  ---------  ---------        ---
    Total.....................................................      4,284      1,094      2,087        616
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---

------------------------
*Gross producing wells include 197 multiple completion wells (more than one formation producing into the same well bore).

    The following table sets forth the Company's average revenues and production costs per unit of oil and gas production for 1994, 1993 and 1992:

                 AVERAGE PER UNIT REVENUES AND PRODUCTION COSTS

                                                                               YEAR ENDED DECEMBER 31
                                                                           -------------------------------
                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
Revenues:
  Crude and condensate (per bbl)
    U.S..................................................................  $   14.69  $   15.96  $   18.51
    U.K..................................................................  $   15.44  $   15.82  $   19.14
    Indonesia............................................................  $   16.05  $   17.76  $   19.21
    Other foreign........................................................  $   14.89  $   16.91  $   16.95
    Worldwide............................................................  $   15.06  $   16.08  $   18.77
  Crude, condensate and natural gas liquids (per bbl)
    U.S..................................................................  $   13.44  $   14.08  $   18.21
  Natural Gas (per mcf)
    U.S..................................................................  $    1.87  $    1.96  $    1.72
    U.K..................................................................  $    2.15  $    2.11  $    2.50
    Worldwide............................................................  $    1.90  $    1.98  $    1.83
Average production cost per unit of oil and gas production (per eb):*
    U.S..................................................................  $    4.55  $    4.57  $    4.20
    U.K..................................................................  $    7.25  $    7.67  $    8.88
    Indonesia............................................................  $   12.00  $   12.97  $   12.37
    Other foreign........................................................  $    5.50  $    7.19  $    8.10
    Worldwide............................................................  $    5.79  $    5.95  $    6.28

------------------------
*Average production cost consists of operating cost and production taxes.

ASSET DISPOSITIONS

    Assets are managed on a portfolio basis. The Company will continue to buy and sell assets with the intention of upgrading its asset base. Asset sales of $300 million are anticipated in 1995.

RECOVERY METHODS

    During 1994, the Company obtained 55, 38 and 7 percent of its U.S. crude production from primary, secondary and tertiary recovery methods. This compares to 49, 39 and 12 percent of its crude oil production in 1993. At December 31, 1994, the Company operated or participated in 3 major tertiary oil recovery programs that produced approximately 4 thousand net barrels of crude and condensate daily.

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

MARKETING OF OIL AND GAS

    DISTRIBUTION

    In the U.S., crude oil, condensate and natural gas are distributed through pipelines and/or trucks to traders, end users, gatherers and transportation companies and in foreign locations by tankers and/ or pipelines to traders and end users. Worldwide, sufficient distribution systems exist and are readily available in the areas of the Company's production to enable the Company to effectively market its oil and gas, except in Kazakhstan, where the Company currently has no production. In some instances, the Company owns an interest in these systems.

    CRUDE AND CONDENSATE

    During 1994, sales to J. Aron & Company totaled approximately 18 percent of the Company's sales of crude oil and condensate. No other customer purchased more than 10 percent of the Company's sales of crude oil and condensate.

    Since most of the Company's crude and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business. In 1994, the ten largest customers, including
J. Aron & Company accounted for approximately 49 percent of such sales.

    Currently, approximately 53 percent of domestic sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Company or the purchaser, with substantially all of the remainder of the domestic production being sold pursuant to contracts of varying terms of up to ten years in length.

    The Company markets its foreign crude oil production, which is sold under short-term contracts, on a cargo lot basis.

    NATURAL GAS

    The Company's natural gas marketing strategies in the U.S. are designed to be effective in the current competitive environment. Sales of natural gas into short-term markets averaged 56 percent of total sales. At year-end over 50 percent of total sales were contracted to end-users of natural gas on a long term basis. The Company's strategy is to sell to end-users that possess firm transportation rights from the producing basin to the city gate on major interstate pipelines. Contract length of these term sales ranges from one to ten years.

    The Company sells its natural gas production from the North Sea under long-term agreements with British Gas plc, which represented 12 percent of the Company's natural gas sales for 1994.

    During 1994, British Gas plc was the only customer who accounted for more than 6 percent of the Company's natural gas sales. The ten largest customers accounted for approximately 22 percent of total gas sales during 1994.

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

    The Company has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Company has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Company is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency (EPA). At the fourth and largest site, the Operating Industries, Inc. site in California, the Company has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells, and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.

    Based on the facts outlined above and the Company's ongoing analyses of the actions where it has been identified as a PRP, the Company believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs therefore will not have a material impact on the Company's liquidity, capital resources or financial condition. While liability at superfund sites is typically joint and several, the Company has no reason to believe that defaults by other PRPs will result in liability of the Company materially larger than expected.

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

TECHNOLOGY

    The Company's exploration, development and production activities depend upon the use of applied technology. In support of this, the Company has 29 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Company's expenditures on technology activities, including employee-related costs, were $11 million, $15 million and $15 million for the years 1994, 1993 and 1992, respectively.

THE PARTNERSHIP

    Since December 1, 1985, the Company has functioned as the managing general partner for, and has conducted its business operations in the United States principally through the Partnership, a Delaware limited partnership. As of December 31, 1994, the Company had a 98 percent interest in the Partnership. The remaining two percent partnership interest is a limited partnership interest and is held by public unitholders in the form of depositary units. There were 7,543,100 depositary units outstanding at December 31, 1994.

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

EMPLOYEES

    At December 31, 1994, the number of full-time active employees of the Company was approximately 1,200.

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

    The Company is involved in a number of legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Company. Management of the Company believes that any liabilities which may arise would not be material in relation to its financial position at December 31, 1994. The Company intends to maintain liability and other insurance of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    On May 5, 1994, the Annual Meeting of Shareholders of Oryx Energy Company was held to vote on proposals as follows:

        (a) To elect three directors to Class III of the Company's Board of Directors.

                                                 WILLIAM E.         CAROL E.           ROBERT P.
                                                  BRADFORD           DINKINS          HAUPTFUHRER
                                             ------------------  ---------------  --------------------
Affirmative................................        71,427,263        71,325,759          68,203,684
Negative...................................
Abstained..................................
Withheld...................................         3,885,449         3,986,953           7,109,028
Broker non-votes...........................
Shares without executed proxies and not
 present for vote..........................        21,633,357        21,633,357          21,633,357
                                             ------------------  ---------------        -----------
Shares entitled to vote....................        96,946,069        96,946,069          96,946,069
                                             ------------------  ---------------        -----------
                                             ------------------  ---------------        -----------

        (b) To approve the appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1994.

Affirmative............................................................  72,790,550
Negative...............................................................   1,845,258
Abstained..............................................................     676,904
Withheld...............................................................
Broker non-votes.......................................................
Shares without executed proxies and not present for vote...............  21,633,357
                                                                         ----------
Shares entitled to vote................................................  96,946,069
                                                                         ----------
                                                                         ----------

EXECUTIVE OFFICERS

    The following table sets forth information as to the Company's executive officers. All officers of the Company hold their offices at the pleasure of the Board of Directors.

                   NAME, AGE AND                                         BUSINESS EXPERIENCE
             POSITION WITH THE COMPANY                                  DURING PAST FIVE YEARS
---------------------------------------------------  ------------------------------------------------------------
Jerry W. Box, 56 ..................................  Mr. Box has been  in this position  since December 1,  1994.
  Executive Vice President, Exploration               From January 1992 through November 1994, he was Senior Vice
    and Production, and Director                      President,  Exploration and Production of the Company. From
                                                      1987 to 1991, he was Vice President, Exploration.

David F. Chavenson, 42 ............................  Mr. Chavenson assumed this position in October 1993. For the
  Treasurer                                           five years previous thereto, he was Assistant Treasurer and
                                                      Manager, Corporate Finance and Credit of the Company.

Sherri T. Durst, 45 ...............................  Ms. Durst  assumed  this  position in  December  1993.  From
  General Auditor                                     February  1990  to December  1993,  she served  as Manager,
                                                      Financial Processes. For  the six  years previous  thereto, she held the position of Financial Systems Project Manager.

                   NAME, AGE AND                                         BUSINESS EXPERIENCE
             POSITION WITH THE COMPANY                                  DURING PAST FIVE YEARS
---------------------------------------------------  ------------------------------------------------------------
Robert L. Keiser, 52 ..............................  Mr.  Keiser assumed this position  on December 1, 1994. From
  Chairman of the Board, Chief                        January 1992 through  November 1994, he  was President  and
    Executive Officer, and President                  Chief  Operating Officer of the  Company. From January 1990
                                                      through December 1991, he was President and Chief Executive
                                                      Officer of  Oryx  U.K. Energy  Company.  He was  also  Vice
                                                      President, International Exploration and Production for the
                                                      Company  from January 1990 until August 1990 and from April
                                                      1991 through  December 1991.  From  July 1987  to  December
                                                      1989,  he was  Vice President, Planning  and Development of
                                                      the Company.

William C. Lemmer, 50 .............................  Mr. Lemmer assumed this position  on February 2, 1995.  From
  Vice President, General Counsel                     June  1994 until February 1995, he served as Vice President
    and Secretary                                     and General Counsel to the  Company. For the five  previous years, he was Chief Counsel to the Company.

Edward W. Moneypenny, 53 ..........................  Mr.  Moneypenny has been in  this position since December 1,
  Executive Vice President, Finance,                  1994. From  January  1992  through November  1994,  he  was
    Chief Financial Officer, and Director             Senior  Vice President, Finance and Chief Financial Officer
                                                      of the Company. From 1988  to 1991, he was Vice  President,
                                                      Finance and Chief Financial Officer of the Company.

William P. Stokes, Jr., 53 ........................  Mr.  Stokes assumed this position  on February 2, 1995. From
  Vice President, Marketing                           January 1993 until  February 1995, he  was Vice  President,
                                                      Corporate  Development  and Human  Relations.  From January
                                                      1990 until  January 1993,  he served  the Company  as  Vice
                                                      President,  Planning  and Development.  For the  five years previous thereto, Mr. Stokes  held the position of  Manager
                                                      Western Production Region of the Company.

Robert L. Thompson, 48 ............................  Mr. Thompson assumed this position on February 2, 1995. From
  Comptroller and Corporate                           February  1993 through January 1995,  he served the Company
    Planning Director                                 as Director  of Business  Planning and  Acquisitions.  From
                                                      January  1992  through  January 1993,  he  was  Director of
                                                      Planning and Analysis and for  the three previous years  he was Director of Financial Analysis.

                                    PART II

ITEM 5. MARKET FOR ORYX ENERGY COMPANY COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS

    Market for Oryx Energy Company Common Stock and Related Security Holder Matters on page 48 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference. The market exchange on which the Company's stock is traded is listed on the cover page of this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to page 17 of the Company's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to pages 12-16 of the Company's 1994 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following information in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 18-21; the Notes to Consolidated Financial Statements on pages 22-40; the Report of Independent Accountants on page 41; and the Supplementary Financial and Operating Information (Unaudited) on pages 42-46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information on directors required by this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 3-6 of the Company's definitive Proxy Statement dated March 22, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" on pages 9-11 of the Company's definitive Proxy Statement dated March 22, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to sections entitled "Security Ownership of Certain Beneficial Owners" on pages 2-3 and "Security Ownership of Management" on page 8 of the Company's definitive Proxy Statement dated March 22, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" on page 16 of the Company's definitive Proxy Statement dated March 22, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this report:

         1. Consolidated Financial Statements: The information in the Company's 1994 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

    Other  schedules  and  separate   financial  statements  of   unconsolidated
subsidiaries are omitted because the information is shown elsewhere in this report, is not required or is not applicable.

         2. Exhibits:

         *3.1   --         Restated  Certificate  of  Incorporation  of  the  Registrant,  as
                           currently in effect
        **3.2   --         Amended  and Restated  Bylaws of  the Registrant,  as currently in effect
       ***4.1   --         Form of Common Stock of the Registrant
      ****4.2   --         Rights Agreement  dated  as of  September  11, 1990,  between  the
                           Registrant and Manufacturers Hanover Trust Company
         +4.3   --         Indenture  dated as of September  11, 1990, between the Registrant and Manufacturers Hanover Trust Company
        ++4.4   --         First Supplemental Indenture by and  between The Bank of New  York and the Registrant
      +++10.1   --         Second  Amended and  Restated Agreement of  Limited Partnership of
                           Sun Energy Partners, L.P.
      +++10.2   --         Agreement of Limited Partnership of Sun Operating Limited Partner-
                           ship, as amended
     ++++10.3   --         Registrant's Directors' Deferred Compensation Plan
     ++++10.4   --         Registrant's Non-Employee Directors' Retirement Plan
     ++++10.5   --         Employment Agreement between Robert P. Hauptfuhrer and the  Regis-
                           trant
       ++10.5a  --         Amendment  to Employment  Agreement between  Robert P. Hauptfuhrer and the Registrant, dated June 1, 1989
     ++++10.5b  --         Amendment to Employment  Agreement between  Robert P.  Hauptfuhrer and the Registrant, dated December 3, 1992
     ++++10.6   --         Registrant's Pension Restoration Plan
   ++++++10.6a  --         Amendment to Registrant's Pension Restoration Plan
         10.7   --         Registrant's  Executive Retirement Plan As Amended and Restated as
                           of January 1, 1992
 ++++++++10.8   --         Registrant's Executive Long-Term Incentive Plan
       ++10.8a  --         Amendment to  Registrant's  Executive  Long-Term  Incentive  Plan,
                           dated February 1, 1989
       ++10.8b  --         Amendment  to  Registrant's  Executive  Long-Term  Incentive Plan,
                           dated February 6, 1989
         10.9   --         Registrant's 1992 Long-Term Incentive Plan As Amended Through  De-
                           cember 2, 1993 and Restated
     ++++10.10  --         Registrant's Savings Restoration Plan
  ++++++10.10a  --         Amendment to Registrant's Savings Restoration Plan

     ++++10.11  --         Registrant's  Amended and Restated Executive Deferred Compensation
                           Plan
  ++++++10.11a  --         Amendment to Registrant's Amended and Restated Executive  Deferred
                           Compensation Plan
     ++++10.12  --         Registrant's Deferred Compensation and Benefits Trust
     ++++10.13  --         Registrant's Special Employee Severance Plan
         10.14  --         Registrant's Amended and Restated Special Executive Severance Plan
     ****10.15  --         Revolving  Credit and Term Loan Agreement among the Registrant and the banks named therein, dated as of September 10, 1990
        m10.16  --         Sale and Purchase Agreements by and between BP Petroleum  Develop-
                           ment Limited et al and the Registrant
     ++++10.17  --         Oryx  Energy  Company Capital  Accumulation  Plan, As  Amended and
                           Restated Generally Effective as of January 1, 1993
        10.17a  --         Registrant's Amendment to the Oryx Energy Company Capital  Accumu-
                           lation Plan
     ++++10.18  --         Oryx  Energy Company $620,000,000 Revolving Credit Agreement Dated
                           as of December 31, 1992
         12     --         Computation of Consolidated Ratio of Earnings to Fixed Charges and
                           Earnings  to   Fixed   Charges  and   Preferred   Stock   Dividend
                           Requirements
         13     --         Oryx Energy Company 1994 Annual Report to Shareholders
         16     --         Accountant's Preferability Letter
       mm19     --         Distribution   Agreement  dated   August  28,   1991  relating  to
                           Medium-Term Notes, Series A
       ++22     --         Subsidiaries
         23     --         Consent of Coopers & Lybrand L.L.P.
         24     --         Power of Attorney

------------------------
       * Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-10053) filed with the Commission on May 15, 1992.
      ** Incorporated  by reference to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1990 (File No. 1-10053) filed with the Commission on November 14, 1990.
     *** Incorporated  by  reference  to  the Registrant's  Form  8-K  (File No.
         1-10053) filed with the Commission on September 25, 1990.
    **** Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 1-10053) filed with the Commission on September 19, 1990.
       + Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
      ++ Incorporated by reference to the  Registrant's Amendment No. 2 on  Form
         S-3 (File No. 33-33361) filed with the Commission on June 29, 1990.
     +++ Incorporated  by reference to the Form  SE of Sun Energy Partners, L.P.
         filed with the Commission on March 20, 1986.
    ++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-27723) filed with the Commission on March 22, 1989.
      ++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-33361) filed with the Commission on February 6, 1990.

    ++++ Incorporated by reference  to the  Registrant's Annual  Report on  Form
         10-K for the fiscal year ended December 31, 1992 (File No. 1-10053) filed with the Commission on March 22, 1993.
  ++++++ Incorporated by reference  to the  Registrant's Annual  Report on  Form
         10-K for the fiscal year ended December 31, 1991 (File No. 1-10053) filed with the Commission on March 19, 1992.
++++++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8,
         1988.
       m Incorporated  by  reference  to  the Registrant's  Form  8-K  (File No.
         1-10053) filed with the Commission on December 26, 1989.
      mm Incorporated by reference to the Registrant's Quarterly Report on  Form
         10-Q for the quarter ended September 30, 1991 (File No. 1-10053) filed with the Commission on November 14, 1991.

    (b)  Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          ORYX ENERGY COMPANY

                                          By:      /s/  EDWARD W. MONEYPENNY

                                          --------------------------------------
                                                      EDWARD W. MONEYPENNY
                                             EXECUTIVE VICE PRESIDENT, FINANCE,
                                                CHIEF FINANCIAL OFFICER, AND
                                                         DIRECTOR
Date: March 22, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                         SIGNATURE                                           TITLE                         DATE
------------------------------------------------------------  ------------------------------------  ------------------
                     ROBERT L. KEISER*                        Chairman of the Board, President,
        -------------------------------------------            and Chief Executive Officer
                      Robert L. Keiser                         (principal executive officer)
                 /s/  EDWARD W. MONEYPENNY                    Executive Vice President, Finance,
        -------------------------------------------            Chief Financial Officer (principal
                    Edward W. Moneypenny                       financial officer), and Director
                    ROBERT L. THOMPSON*                       Comptroller and Corporate Planning
        -------------------------------------------            Director (principal accounting
                     Robert L. Thompson                        officer)
                       JERRY W. BOX*                          Executive Vice President,
        -------------------------------------------            Exploration and Production, and
                        Jerry W. Box                           Director
                    WILLIAM E. BRADFORD*                      Director                                  March 22, 1995
        -------------------------------------------
                    William E. Bradford
                      ROBERT B. GILL*                         Director
        -------------------------------------------
                       Robert B. Gill
                  DAVID S. HOLLINGSWORTH*                     Director
        -------------------------------------------
                   David S. Hollingsworth
                  CHARLES H. PISTOR, JR.*                     Director
        -------------------------------------------
                   Charles H. Pistor, Jr.
                      PAUL R. SEEGERS*                        Director
        -------------------------------------------
                      Paul R. Seegers
                   IAN L. WHITE-THOMSON*                      Director
        -------------------------------------------
                    Ian L. White-Thomson
*By:                   /s/ EDWARD W. MONEYPENNY
                --------------------------------------
                         Edward W. Moneypenny
                           ATTORNEY-IN-FACT

------------------------
*A Power of Attorney authorizing Robert L. Keiser and Edward W. Moneypenny, and each of them, to sign this Form 10-K Annual Report on behalf of the directors, constituting a majority of the Board of Directors, and certain officers of Oryx Energy Company, is being filed with the Securities and Exchange Commission.