Form 10-Q
period 1995-03-31
ORYX ENERGY CO
filed 1995-05-12
CIK 836442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1995
                                      ----------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                --------------      -------------

Commission file number        1-10053
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

                          (214) 715-4000
                          --------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes  X    No
                                                     ---      ---

     The number of shares of common stock, $1 par value, outstanding on April 30, 1995 was 103,308,854.

                            ORYX ENERGY COMPANY

                                   INDEX



                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

  Condensed Consolidated Statements of Income for the
  Three Months Ended March 31, 1995 and 1994                    3


  Condensed Consolidated Balance Sheets at March 31,
  1995 and December 31, 1994                                    4


  Condensed Consolidated Statements of Cash Flows for
  the Three Months Ended March 31, 1995 and 1994                5


  Notes to Condensed Consolidated Financial Statements          6


  Report of Independent Accountants                            10


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   11



PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders   13


 Item 6. Exhibits and Reports on Form 8-K                      14


SIGNATURE                                                      15

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             For the Three Months
(Millions of Dollars, Except                     Ended March 31
Per Share Amounts)                             1995        1994
                                             -------     -------
                                                  (Unaudited)
REVENUES
  Oil and gas                                 $  299    $   262
  Other                                           (6)        (2)
                                              -------   --------
                                                 293        260
                                              -------   --------
COSTS AND EXPENSES
  Operating costs                                 91         92
  Production taxes                                38         25
  Exploration costs                               13         28
  Depreciation, depletion and amortization        74         71
  General and administrative expense              18         19
  Interest and debt expense                       40         39
  Interest capitalized                            (2)        (3)
  Provision for restructuring (Note 2)             -         76
                                              -------   --------
                                                 272        347
                                              -------   --------
Income (Loss) Before Cumulative Effect of
  Accounting Change and Benefit for
  Income Taxes                                    21        (87)
Provision (Benefit) for Income Taxes (Note 3)      6        (27)
Remeasurement of Foreign Deferred Tax (Note 3)     2          -
                                              -------   --------
Income (Loss) Before Cumulative Effect of
  Accounting Change                               13        (60)
Cumulative Effect of Accounting Change (Note 4)    -       (948)
                                              -------   --------
Net Income (Loss)                             $   13    $(1,008)
                                              =======   ========
Net Income (Loss) Per Share of Common Stock:
     Before cumulative effect of accounting
       change                                 $  .13    $  (.62)
     Cumulative effect of accounting change        -      (9.77)
                                              -------   --------
     Net income (loss)                        $  .13    $(10.39)
                                              =======   ========
Weighted Average Number of Common Shares
  Outstanding (in millions)                     99.1       97.0
                                              =======   ========

                            (See Accompanying Notes)
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                      March 31        December 31
(Millions of Dollars)                   1995             1994
                                      --------        -----------
                                     (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents            $    14        $    10
  Accounts and notes receivable and
    other current assets                   223            185
                                       --------       --------
Total Current Assets                       237            195
Properties, Plants and Equipment
  (Note 5)                               1,787          1,840
Deferred Charges and Other Assets           64             72
                                       --------       --------
Total Assets                           $ 2,088        $ 2,107
                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                     $   114        $   105
  Accrued liabilities                      241            262
  Obligations to be repaid from
    divestment proceeds (Note 6)            17              -
  Current portion of long-term debt        200            165
                                       --------       --------
Total Current Liabilities                  572            532
Long-Term Debt                           1,461          1,546
Deferred Income Taxes                      237            221
Deferred Credits and Other Liabilities     151            155
Shareholders' Equity (Deficit) (Note 7)
  Preferred stock, par value $1 per
    share, cumulative                        5              5
  Common stock, par value $1 per share     124            124
  Additional paid-in capital             2,098          2,098
  Accumulated deficit                   (1,171)        (1,181)
                                       --------       --------
                                         1,056          1,046

  Less:  Common stock in treasury,
         at cost                        (1,290)        (1,294)
         Loan to ESOP                      (99)           (99)
                                       --------       --------
Shareholders' Equity (Deficit)            (333)          (347)
                                       --------       --------
Total Liabilities and Shareholders'
  Equity (Deficit)                     $ 2,088        $ 2,107
                                       ========       ========

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Months
                                                Ended March 31
(Millions of Dollars)                      1995             1994
                                          ------           ------
                                                 (Unaudited)
CASH AND CASH EQUIVALENTS FROM
  OPERATING ACTIVITIES
  Net income (loss)                       $   13         $(1,008)
  Adjustments to reconcile net income
    (loss) to net cash flow from
    operating activities:
     Depreciation, depletion and
       amortization                           74              71
     Dry hole costs and leasehold impairment   4              14
     Loss on sale of assets, net of taxes      2               -
     Deferred income taxes                    11              (3)
     Cumulative effect of accounting change    -             948
     Remeasurement of foreign deferred tax     2               -
     Provision for restructuring, net of
       taxes                                   -              49
     Other                                     6               2
                                          -------        --------
                                             112              73
     Changes in working capital:
       Accounts and notes receivable
         and other current assets             (4)              3
       Accounts payable and accrued
         liabilities                         (39)            (38)
                                          -------        --------
Net Cash Flow Provided From Operating
  Activities                                  69              38
                                          -------        --------
INVESTING ACTIVITIES
  Capital expenditures                       (65)            (69)
  Proceeds from divestments, net of
    current taxes                             36               -
  Other                                       (3)             (3)
                                          -------        --------
Net Cash Flow Used For Investing
  Activities                                 (32)            (72)
                                          -------        --------
FINANCING ACTIVITIES
  Proceeds from borrowings                    29             105
  Repayments of long-term debt               (62)            (78)
                                          -------        --------
Net Cash Flow Provided From (Used For)
  Financing Activities                       (33)             27
                                          -------        --------
Changes In Cash and Cash Equivalents           4              (7)
Cash and Cash Equivalents at Beginning
  of Period                                   10              10
                                          -------        --------
Cash and Cash Equivalents at End of
  Period                                  $   14         $     3
                                          =======        ========

                            (See Accompanying Notes)

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year 1995.

     As further discussed in Note 4, the Company changed its accounting policy for calculating the oil and gas asset ceiling test during the fourth quarter of 1994, but effective as of January 1, 1994. As a result thereof, the Company's results of operations and corresponding per share amounts as well as certain items in the Condensed Consolidated Statement of Cash Flows for the first quarter ended March 31, 1994 have been restated to reflect this change in accounting policy.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:
                                     Three Months Ended March 31
                                       1995           1994
                                      ------         ------
                                       (Millions of Dollars)
     Interest paid (net of
       capitalized amounts)           $  46           $ 27
     Income taxes paid                $   3           $  1

     In accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed
Consolidated Statements of Cash Flows.

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


2.   Provision for Restructuring

     In 1994, the Company adopted plans to achieve further cost reductions and, associated therewith, recognized a $92 million ($59 million after-tax) provision for restructuring. The 1994 provision consisted of a charge of $161 million provided in the first quarter, revised to $76 million because of the accounting change (Note 4), and $16 million provided in the fourth quarter.

     An analysis of the first quarter 1994 provision for restructuring follows:

                                                  1995
                                     Balance    Activity  Balance
                                        at       through    at
                                     12/31/94    3/31/95  3/31/95
                                     --------   --------  -------
                                        (Millions of Dollars)

  Termination and Associated Costs*    $  6       $  4      $  2
  FAS 88 and FAS 106 (Retirement
    and Postretirement Costs)**           2          -         2
  Book Value of Assets to be
    Divested and Lease Obligations***    22          -        22
                                       -----      -----     -----
       Total Provision                 $ 30       $  4      $ 26
                                       =====      =====     =====

  * Termination and associated cash costs are primarily comprised of severance pay, associated employee benefit costs and moving costs for 300 employees. Management expects to complete such payments by the end of 1995.

 ** Costs primarily represent non-cash adjustments due to special termination benefits and the acceleration of a portion of the transition obligation as a result of a reduction in the remaining expected future years of service of active employees.

*** Book value of assets to be divested are a result of the Company's program to consolidate its U.S. onshore position into 6 primary states. Under the terms of an operating lease which expires in June 1995, the Company is obligated to pay the lessor at the expiration of the lease the amount by which the fair market value of the asset is less than $37 million, not to exceed $31 million.

     An analysis of the fourth quarter 1994 provision for restructuring follows:

                                                  1995
                                     Balance    Activity  Balance
                                       at        through    at
                                     12/31/94    3/31/95  3/31/95
                                     --------   --------  -------
                                        (Millions of Dollars)

  Termination and Associated Costs*    $  6       $  1     $  5
  FAS 88 and FAS 106 (Retirement
    and Postretirement Costs)**          10          -       10
                                       -----      -----    -----
                                       $ 16       $  1     $ 15
                                       =====      =====    =====

  * Termination and associated cash costs are primarily comprised of severance pay and associated employee benefit costs for 45 employees. Management expects to complete such payments by the end of 1996.

 ** Costs primarily represent non-cash adjustments due to special termination benefits and the acceleration of a portion of the transition obligation as a result of a reduction in the remaining expected future years of service of active employees.

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


3.        Income Taxes

          Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S.
statutory rate.

          The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three months ended March 31, 1995 decreased $2 million from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

4.        Accounting Change

          Effective January 1, 1994, the Company changed its accounting policy for calculating the oil and gas asset ceiling test from a total company basis to an individual field basis. As a result of this change, the Company recognized a one time non-cash cumulative charge to earnings of $948 million ($1,355 million pre-tax) to first quarter 1994 earnings. Consequently, earnings have been restated for the first quarter of 1994, as follows:

                          As Reported         As Restated
                          -----------         -----------
                  (Millions of Dollars, Except Per Share Amounts)

      Net loss               $ (140)            $(1,008)
                             =======            ========

      Net loss per share     $(1.44)            $(10.39)
                             =======            ========

5.        Properties, Plants and Equipment

          At March 31, 1995 and December 31, 1994, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                          March 31    December 31
                                            1995          1994
                                          --------    -----------
                                           (Millions of Dollars)

Gross investment .................         $ 5,296      $ 6,320
Less accumulated depreciation,
  depletion and amortization .....           3,509        4,480
                                           --------     --------
Net investment ...................         $ 1,787      $ 1,840
                                           ========     ========

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


6.        Obligations to be Repaid From Divestment Proceeds

          As of March 31, 1995, obligations to be repaid from divestment proceeds consisted of long-term obligations repaid in April 1995 with proceeds from asset sales which were completed in the first quarter of 1995 and have been classified as current liabilities.

7.        Shareholders' Equity (Deficit)

          Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at March 31, 1995 and December 31, 1994 were as follows:

                                                            In
                        Authorized  Issued  Outstanding  Treasury
                        ----------  ------  -----------  --------
                                    (Thousands of Shares)
March 31, 1995
  Preferred stock         15,000       -        -           -
  Preference stock        15,000     5,259     5,259        -
  Common stock           250,000   126,704    99,059     (24,643)
December 31, 1994
  Preferred stock         15,000       -        -           -
  Preference stock        15,000     5,259     5,259        -
  Common stock           250,000   126,704    98,946     (24,756)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1995, which included an explanatory paragraph describing the change in accounting for calculating the oil and gas asset ceiling test in 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Dallas, Texas
May 10, 1995
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $4 million over the three months ended March 31, 1995. The increase was comprised of $69 million of net cash flow provided from operating activities, $32 million of net cash flow used for investing activities and $33 million of net cash flow used for financing activities. The $69 million in net cash flow provided from operating activities consisted of $112 million in net cash flow provided from operating activities before changes in current assets and liabilities and $43 million used for changes in current assets and liabilities. The $112 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil volumes and prices, offset partially by an increase in U.K. royalties and PRT expense. The $43 million of net cash flow used for changes in current assets and liabilities consisted of a $39 million decrease in accounts payable and accrued liabilities and a $4 million increase in accounts receivable.

The $32 million in net cash flow used for investing activities and the $33 million in net cash flow used for financing activities are primarily due to a cash use of $65 million for capital expenditures, a cash use of $33 million from net decreases in debt and a cash source of $36 million from divestment proceeds, net of current taxes.

The Company incurred a provision for restructuring in 1994 consisting of an initial charge of $161 million in the first quarter, revised to $76 million because of the accounting change, and $16 million provided in the fourth quarter. The restructuring program should lead to a $70 million cost reduction for 1995. For analyses of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 1995. When adopted, the impact of this statement is expected to be immaterial.

On April 20, 1995, the holders of the Company's Series B Junior Cumulative Convertible Preferred Stock (Series B Preference) converted 4,250,000 shares of Series B Preference into 4,250,000 shares of $1 par value common stock in connection with the sale of such shares in private transactions.

RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1995 was $13 million, or $.13 per share, as compared to a loss before the cumulative effect of an accounting change of $60 million, or $.62 per share for the quarter ended March 31, 1994. Revenues for the 1995 first quarter were $293 million versus $260 million for the first quarter of 1994.

Comparing the 1995 first quarter to the 1994 first quarter, crude oil volumes increased 21 thousand barrels per day, or 18 percent, primarily a result of increased U.K. production. Natural gas volumes decreased 42 mmcf per day, or 7 percent, primarily a result of U.S. asset sales and normal declines. Worldwide crude oil prices rose $3.02 per barrel, while natural gas prices fell $.33 per mcf. Total costs and expenses, excluding restructuring charges, were approximately the same despite the 6-percent increase in volumes. Production taxes increased primarily from additional U.K. royalty and PRT expense, however, this increase was more than offset by a decrease in exploration costs from reduced dry hole costs.

Average worldwide net production of crude oil and condensate for the three months ended March 31, 1995 was 137 thousand barrels daily compared to average net production for the three months ended March 31, 1994 of 116 thousand barrels daily. Average net production of crude oil and condensate was 49 thousand barrels daily in the United States and 88 thousand barrels daily from foreign locations during the three months ended March 31, 1995, compared to 51 thousand barrels daily in the United States and 65 thousand barrels daily from foreign locations in the first quarter of 1994. The average worldwide crude oil and condensate price in the first quarter of 1995 was $16.46 per barrel compared to $13.44 per barrel in the first quarter of 1994.

Average worldwide net production of natural gas was 603 million cubic feet daily for the three months ended March 31, 1995, compared to 645 million cubic feet in the three months ended March 31, 1994. Average net production of natural gas was 504 million cubic feet daily in the United States and 99 million cubic feet daily from the United Kingdom in the first quarter of 1995, compared to 553 million cubic feet daily in the United States and 92 million cubic feet daily from the United Kingdom in the first quarter of 1994. The average worldwide price of natural gas for the first quarter of 1995 was $1.77 per thousand cubic feet compared to $2.10 per thousand cubic feet in the first quarter of 1994.

                                    PART II

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 4, 1995, the Annual Meeting of Shareholders of Oryx
Energy Company was held to vote on proposals as follows:

     (a)  To elect three directors to Class I of the Company's
Board of Directors.

                          Robert B.      David S.     Charles H.
                            Gill      Hollingsworth   Pistor, Jr.
                          ----------  -------------   -----------
       Affirmative        78,614,648     78,618,974    78,485,400
       Negative               -              -              -
       Abstained              -              -              -
       Withheld            4,111,225      4,106,899     4,240,473
       Broker non-votes       -              -              -
       Shares without
         executed proxies
         and not present
         for vote          16,303,881    16,303,881    16,303,881
                           ----------    ----------    ----------
       Shares entitled to
         vote              99,029,754    99,029,754    99,029,754
                           ==========    ==========    ==========

     (b)  To approve the appointment of Coopers & Lybrand L.L.P.
as independent accountants for the fiscal year 1995.

       Affirmative         80,664,625
       Negative             1,059,082
       Abstained            1,002,166
       Withheld                  -
       Broker non-votes          -
       Shares without
         executed proxies
         and not present
         for vote          16,303,881
                           ----------
       Shares entitled
         to vote           99,029,754
                           ==========

     (c) To approve the stockholder proposal regarding reorganization of the Board of Directors into one class.

       Affirmative         41,222,095
       Negative            30,447,844
       Abstained            1,757,076
       Withheld                  -
       Broker non-votes     9,298,858
       Shares without
         executed proxies
         and not present
         for vote          16,303,881
                           ----------
       Shares entitled
         to vote           99,029,754
                           ==========

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12 Computation of Consolidated Ratios of Earnings to
             Fixed Charges and Earnings to Fixed Charges and
             Preferred Stock Dividend Requirements.

         *15 Accountant's letter regarding unaudited interim financial information.

          27 Financial Data Schedule

          28 Awareness letter of Coopers & Lybrand L.L.P.



     *    Attached as page 10 to this Form 10-Q.

     b)   Reports on Form 8-K:

          On February 6, 1995, the Company filed a Form 8-K to report the adoption of a new accounting policy for determining the ceiling test for its oil and gas properties. See Note 4 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ Robert L. Thompson
    ------------------------
     Robert L. Thompson
     (Comptroller and Corporate Planning Director)



DATE May 10, 1995