Form 10-K/A
period 1994-12-31
ORYX ENERGY CO
filed 1995-06-23
CIK 836442

- --------------------------------------------------------------------------------
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

                                 AMENDMENT NO. 2

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



                                               Oryx Energy Company

                                        By:  /s/ Edward W. Moneypenny
                                            -------------------------
                                               EDWARD W. MONEYPENNY
                                       EXECUTIVE VICE PRESIDENT, FINANCE AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

Date:  June 23, 1995

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Registrant hereby amends Item 14(a) by filing the following exhibit thereto:

     99.1 Form 11-K for the fiscal year ended December 31, 1994, of the Oryx Energy Company Capital Accumulation Plan