Form 10-Q
period 1995-06-30
ORYX ENERGY CO
filed 1995-08-09
CIK 836442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1995
                                      ---------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                ---------------    ------------

Commission file number        1-10053
                              -------

                            ORYX ENERGY COMPANY
                            --------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                         23-1743284
            --------                         ----------
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification Number)

  13155 NOEL ROAD, DALLAS, TEXAS             75240-5067
  ------------------------------------------------------
 (Address of principal executive offices)    (Zip code)

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

     The number of shares of common stock, $1 par value, outstanding on July 31, 1995 was 103,358,072.

                            ORYX ENERGY COMPANY

                                   INDEX



                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1995 and 1994   3

          Condensed Consolidated Balance Sheets at June 30,
          1995 and December 31, 1994                          4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1995 and 1994         5

          Notes to Condensed Consolidated Financial
           Statements                                         6

          Report of Independent Accountants                  10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                11


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                   14

SIGNATURE                                                    15

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                         For the Three Months  For the Six Months
(Millions of Dollars,         Ended June 30       Ended June 30
Except Per Share Amounts)     1995      1994      1995      1994
                              ----      ----      ----      ----
                                       (Unaudited)
REVENUES
  Oil and gas               $  272    $  259    $  571   $   521
  Other (Note 6)                13        (4)        7        (6)
                            -------   -------   -------  --------
                               285       255       578       515
                            -------   -------   -------  --------
COSTS AND EXPENSES
  Operating costs               91        93       182       185
  Production taxes              30        20        68        45
  Exploration costs             13        29        26        57
  Depreciation, depletion and
    amortization                72        65       146       136
  General and administrative
    expense                     16        18        34        37
  Interest and debt expense     39        41        79        80
  Interest capitalized          (2)       (4)       (4)       (7)
  Provision for restructuring
    (Note 2)                     -         -         -        76
                            -------   -------   -------  --------
                               259       262       531       609
                            -------   -------   -------  --------
Income (Loss) Before
  Extraordinary Item,
  Cumulative Effect of
  Accounting Change and
  Provision (Benefit) for
  Income Taxes                  26        (7)       47       (94)
Provision (Benefit) for
  Income Taxes (Note 3)          2        (2)        8       (29)
Provision (Benefit) for
  Remeasurement of Foreign
  Deferred  Tax (Note 3)        (1)        2         1         2
                            -------   -------   -------  --------
Income (Loss) Before
  Extraordinary Item and
  Cumulative Effect of
  Accounting Change             25        (7)       38       (67)
Extraordinary Item (Note 4)    (14)        -       (14)        -
Cumulative Effect of
  Accounting Change (Note 5)     -         -         -      (948)
                            -------   -------   -------  --------
Net Income (Loss)               11        (7)       24    (1,015)
Less Preferred Dividend          -         1         -         1
                            -------   -------   -------  --------
Net Income (Loss)
  Attributable to
  Common Stock              $   11    $   (8)   $   24   $(1,016)
                            =======   =======   =======  ========
Net Income (Loss) Per
  Share of Common Stock:
  Before extraordinary
    item and cumulative
    effect of accounting
    change                  $  .25    $ (.08)   $  .38   $  (.69)
  Extraordinary item          (.14)        -      (.14)        -
  Cumulative effect of
    accounting change            -         -         -     (9.77)
                            -------   -------   -------  --------
  Net income (loss)         $  .11    $ (.08)   $  .24   $(10.46)
                            =======   =======   =======  ========
Weighted Average Number
  of Common Shares
  Outstanding (millions
  of shares)                 102.5      97.0     100.8      97.0
                            =======   =======   =======  ========

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30 December 31
(Millions of Dollars)                         1995       1994
                                             ------- -----------
                                          (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                  $    14    $    10
  Accounts and notes receivable and other
    current assets                               185        185
  Net assets held for sale (Note 7)              128          -
                                             --------   --------
Total Current Assets                             327        195
Properties, Plants and Equipment (Note 8)      1,559      1,840
Deferred Charges and Other Assets                 52         72
                                             --------   --------
Total Assets                                 $ 1,938    $ 2,107
                                             ========   ========
Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
  Accounts payable                           $    90    $   105
  Accrued liabilities                            230        262
  Obligations to be repaid from divestment
    proceeds (Note 7)                            270          -
  Current portion of long-term debt              140        165
                                             --------   --------
Total Current Liabilities                        730        532
Long-Term Debt (Note 4)                        1,167      1,546
Deferred Income Taxes                            203        221
Deferred Credits and Other Liabilities           159        155
Shareholders' Equity (Deficit) (Note 9)
  Preferred stock, $1 par value; 30,000,000
    shares authorized; 1,009,394 and 5,259,394
    shares of Series B Junior Cumulative
    Convertible Preference Stock issued and
    outstanding in 1995 and 1994                   1          5
  Common stock, $1 par value; 250,000,000
    shares authorized; 126,703,553 shares
    issued in 1995 and 1994, 103,358,072
    and 98,946,066 shares outstanding in
    1995 and 1994                                124        124
  Additional paid-in capital                   1,874      2,098
  Accumulated deficit                         (1,161)    (1,181)
                                             --------   --------
                                                 838      1,046
    Less common stock in treasury, at cost;
      20,343,602 and 24,755,608 shares in
      1995 and 1994                           (1,060)    (1,294)
  Loan to ESOP                                   (99)       (99)
                                             --------   --------
Shareholders' Deficit                           (321)      (347)
                                             --------   --------
Total Liabilities and Shareholders'
  Equity (Deficit)                           $ 1,938    $ 2,107
                                             ========   ========

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Six Months
                                                Ended June 30
(Millions of Dollars)                        1995         1994
                                             ----         ----
                                                (Unaudited)
CASH AND CASH EQUIVALENTS FROM OPERATING
  ACTIVITIES
  Net income (loss)                          $   24    $(1,015)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
     Depreciation, depletion and amortization   146        136
     Dry hole costs and leasehold impairment      8         31
     Gain on sale of assets, net of taxes       (14)         -
     Deferred income taxes                       26         (3)
     Cumulative effect of accounting change       -        948
     Extraordinary item                          14          -
     Remeasurement of foreign deferred tax        1          2
     Provision for restructuring, net of taxes    -         49
     Other                                        6         (2)
                                             -------   --------
                                                211        146
     Changes in working capital:
       Accounts and notes receivable and
         other current assets                   (20)       (52)
       Accounts payable and accrued
         liabilities                            (40)       (14)
                                             -------   --------
Net Cash Flow Provided From Operating
  Activities                                    151         80
                                             -------   --------
INVESTING ACTIVITIES
  Capital expenditures                         (129)      (130)
  Proceeds from divestments, net of
    current taxes                               123          3
  Other                                          (7)       (34)
                                             -------   --------
Net Cash Flow Used For Investing Activities     (13)      (161)
                                             -------   --------
FINANCING ACTIVITIES
  Proceeds from borrowings                       10        120
  Repayments of long-term debt                 (144)       (41)
  Cash dividends paid on preference stock         -         (1)
                                             -------   --------
Net Cash Flow Provided From (Used For)
  Financing Activities                         (134)        78
                                             -------   --------
CHANGES IN CASH AND CASH EQUIVALENTS              4         (3)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      10         10
                                             -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   14    $     7
                                             =======   ========

                            (See Accompanying Notes)

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year 1995.

     As further discussed in Note 5, the Company changed its accounting policy for calculating the oil and gas asset ceiling test during the fourth quarter of 1994, but effective as of January 1, 1994. As a result thereof, the Company's results of operations and corresponding per share amounts as well as certain items in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1994 have been restated to reflect this change in accounting policy.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                        Six Months Ended June 30
                                             1995        1994
                                            ------      ------
                                         (Millions of Dollars)
     Interest paid (net of capitalized
       amounts)                             $   84       $  63
     Income taxes paid                      $    4       $   2

     In accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed
Consolidated Statements of Cash Flows.

2.   Restructuring Liability

     In 1994, the Company adopted plans to achieve further cost reductions and, associated therewith, recognized a $92 million ($59 million after-tax) provision for restructuring. The 1994 provision consisted of a charge of $161 million provided in the first quarter, revised to $76 million because of the accounting change (Note 5), and $16 million provided in the fourth quarter.

     An analysis of the restructuring liability follows:

                                                        1995     1995
                                           Balance     First    Second  Balance
                   1994          1994        at        Quarter  Quarter    at
                Provision     Activity    12/31/94    Activity Activity 6/30/95
                ---------     --------    --------    -------- -------- -------
                                       (Millions of Dollars)
Termination and
 Associated
 Costs*           $ 33         $ 21        $ 12       $  5      $  5     $  2
FAS 88 and FAS
 106 (Retirement
 and Post-
 retirement
 Costs)**           33           21          12          -         5        7
Book Value of
 Assets to be
 Divested and
 Lease
 Obligations***      26           4          22          -        (7)      29
                   -----       -----       -----      -----     -----    -----
Total Liability    $ 92        $ 46        $ 46       $  5      $  3     $ 38
                   =====       =====       =====      =====     =====    =====

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

2.        Restructuring Liability (continued)

  * Termination and associated cash costs are primarily comprised of severance pay, associated employee benefit costs and moving costs for 345 employees. Management expects to complete such payments by the end of 1996.

 **       Costs primarily represent non-cash adjustments due to
special termination benefits and the acceleration of a portion of the transition obligation as a result of a reduction in the remaining expected future years of service of active employees.

***       Book value of assets to be divested are a result of the
Company's program to consolidate its U.S. onshore position into 6 primary states. Under the terms of an operating lease which expires in September 1995, the Company is obligated to pay the lessor at the expiration of the lease the amount by which the fair market value of the asset is less than $37 million, not to exceed $31 million. The Company accrued an additional $7 million in the second quarter of 1995 and subsequent to June 30, 1995 has paid the obligation in full.

3.        Income Taxes

  The Company's provisions for income taxes for the three and six months ended June 30, 1995 were $2 million and $8 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

  The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three and six months ended June 30, 1995 increased $1 million and decreased $1 million while reported earnings for the three and six months ended June 30, 1994 each decreased $2 million from such remeasurement. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

4.        Long-Term Debt

  Effective June 1, 1995, the Company replaced its $620 million revolving credit facility with a $500 million revolving credit facility which matures on June 30, 1998. In connection therewith, the Company has recognized a non-cash extraordinary loss of $14 million (net of $8 million of income tax) from the write off of debt issuance costs deferred under the $620 million revolving credit facility.

  The terms of the $500 million revolving credit facility incorporate restrictive covenants, including limitations on total debt, minimum cash flow interest coverage and certain dividend limitations. Additionally, variable rate bank debt originally maturing $89 million in 1996 and $88 million in 1997, is scheduled to mature June 30, 1998.

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


5.        Accounting Change

  Effective January 1, 1994, the Company changed its accounting policy for calculating the oil and gas asset ceiling test from a total company basis to an individual field basis. As a result of this change, the Company recognized a one time non-cash cumulative charge to earnings of $948 million ($1,355 million pre-tax) to first quarter 1994 earnings. Consequently, earnings have been restated for the three and six months ended June 30, 1994, as follows:

                        For the Three Months  For the Six Months
                        Ended June 30, 1994   Ended June 30, 1994
                        --------------------  -------------------
                  (Millions of Dollars, Except Per Share Amounts)
     As Reported:

        Net loss                 $  (41)          $  (181)
                                 =======          ========
        Net loss per share       $ (.43)          $ (1.88)
                                 =======          ========

     As Restated:

        Net loss                 $   (7)          $(1,015)
                                 =======          ========
        Net loss per share       $ (.08)          $(10.46)
                                 =======          ========

6.   Asset Sales

     In the second quarter of 1995, the Company sold all of its Indonesian assets and certain domestic assets, which represented an estimated 37 million net barrels of proved reserves, for a total consideration of $86 million and recognized a net gain of $14 million. Proceeds from the sales were used to repay the Company's long-term debt.

7.   Net Assets Held For Sale

     In July 1995, the Company completed the sale of its 15.5 percent interest in the U.K. North Sea Alba field for $270 million in sales proceeds, all of which were used to repay long-term debt. The Alba interest represents an estimated 53 million net barrels of proved reserves at June 30, 1995.

8.   Properties, Plants and Equipment

     At June 30, 1995 and December 31, 1994, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                            June 30  December 31
                                             1995        1994
                                            -------  -----------
                                           (Millions of Dollars)

     Gross investment .................     $4,869      $6,320
     Less accumulated depreciation,
       depletion and amortization .....      3,310       4,480
                                            -------     -------
     Net investment ...................     $1,559      $1,840
                                            =======     =======

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


 9.  Shareholders' Equity (Deficit)

     Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at June 30, 1995 and December 31, 1994 were as follows:
                                                          In
                       Authorized  Issued Outstanding  Treasury
                       ----------  ------ -----------  --------
                                  (Thousands of Shares)
     June 30, 1995
       Preferred stock    15,000      -         -          -
       Preference stock   15,000    1,009     1,009        -
       Common stock      250,000  126,704   103,358    (20,344)
     December 31, 1994
       Preferred stock    15,000      -         -          -
       Preference stock   15,000    5,259     5,259        -
       Common stock      250,000  126,704    98,946    (24,756)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1995, the related condensed consolidated statements of income for the three and six months ended June 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Dallas, Texas
August 7, 1995

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $4 million over the six months ended June 30, 1995. The increase was comprised of $151 million of net cash flow provided from operating activities, $13 million of net cash flow used for investing activities and $134 million of net cash flow used for financing activities. The $151 million in net cash flow provided from operating activities consisted of $211 million in net cash flow provided from operating activities before changes in current assets and liabilities and $ 60 million used for changes in current assets and liabilities. The $211 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil volumes and prices, offset partially by an increase in U.K. royalties and PRT expense, and decreased natural gas volumes and prices. The $60 million of net cash flow used for changes in current assets and liabilities consisted of a $20 million increase in accounts and notes receivable and other current assets and a $40 million decrease in accounts payable and accrued liabilities.

The $13 million in net cash flow used for investing activities and the $134 million in net cash flow used for financing activities are primarily due to cash uses of $129 million for capital expenditures and $134 million from net decreases in debt and a cash source of $123 million from proceeds from divestments, net of current taxes.

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

During April 1995, the holders of the Company's Series B Junior Cumulative Convertible Preferred Stock (Series B Preference) converted 4,250,000 shares of Series B Preference into 4,250,000 shares of $1 par value common stock in connection with the sale of such shares in private transactions.

In January 1995, the Company announced plans to reduce debt by $400 million by year-end 1995 primarily through the application of proceeds from the sale of certain oil and gas producing assets. In the second quarter of 1995, the Company completed the sale of all of its Indonesian assets and certain domestic assets, which represented an estimated 37 million net barrels of proved reserves for a total consideration of $86 million (see Note
6 to the Condensed Consolidated Financial Statements). In July 1995, the Company completed the sale of its interest in the U.K. North Sea Alba field for $270 million in sales proceeds. The Alba interest represents an estimated 53 million net barrels of proved reserves at June 30, 1995. At June 30, 1995, after adjusting for proceeds from the Alba sale, the year-end debt target of $1.3 billion was achieved (see Note 7 to the Condensed Consolidated Financial Statements). Additionally, in June 1995, the Company announced the signing of a sales agreement for its interest in Block 48/15a in the U.K. North Sea, which represents an estimated 25 million net barrels of proved reserves at June 30, 1995. Closing is expected to occur in the third quarter and to generate sales proceeds of $120 million, all of which will be applied solely to debt reduction. Upon completion, the Company estimates the year-end debt to be roughly in the $1.2 billion range, a 30% reduction from the 1994 debt levels.

The sale of the Company's interest in the U.K. Alba field has caused the holder of the Company's 8.5% $100 million note to require the Company to repay the note in full. In addition, the holder of a $21 million debt agreement, although entitled to require the Company to repay the debt in full, has elected to extend the due date to October 24, 1995.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations - continued


RESULTS OF OPERATIONS - SIX MONTHS

The Company's net income for the six months ended June 30, 1995 was $24 million, or $.24 per share, as compared to a net loss before the cumulative effect of an accounting change, of $67 million, or $.69 per share for the first six months of 1994. Revenues for the six months were $578 million in 1995 versus $515 million in 1994. Year-to-date results for 1995 include a $14 million net gain on the sale of assets, a $14 million extraordinary net charge for debt issue costs and a $1 million charge for remeasurement of foreign deferred taxes. By comparison, results for the six months ended June 30, 1994, restated for a change in accounting principle but excluding the cumulative effect, include a $49 million net restructuring charge and a $2 million charge for the remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the six months ended June 30, 1995 was 128 thousand barrels daily compared to average net production for the six months ended June 30, 1994 of 116 thousand barrels daily. Average net production of crude oil and condensate was 48 thousand barrels daily in the United States and 80 thousand barrels daily from foreign locations during the six months ended June 30, 1995, compared to 50 thousand barrels daily in the United States and 66 thousand barrels daily from foreign locations during the six months ended June 30, 1994. The worldwide crude oil and condensate price for the first six months of 1995 was $16.69 per barrel compared to $14.26 per barrel for the first six months of 1994.

Average worldwide net production of natural gas was 578 million cubic feet daily for the six months ended June 30, 1995, compared to 605 million cubic feet in the six months ended June 30, 1994. Average net production of natural gas was 494 million cubic feet daily in the United States and 84 million cubic feet daily from the United Kingdom in the first six months of 1995, compared to 537 million cubic feet daily in the United States and 68 million cubic feet daily in the United Kingdom in the first six months of 1994. The worldwide price of natural gas for the first six months of 1995 and 1994 was $1.77 and $2.03 per thousand cubic feet.

RESULTS OF OPERATIONS - THREE MONTHS

The Company's net income for the quarter ended June 30, 1995 was $11 million, or $.11 per share, as compared to a net loss of $7 million, or $.08 per share for the same quarter last year, which was restated for a change in accounting principle. Revenues for the 1995 second quarter were $285 million versus $255 million for the second quarter of 1994.

The second quarter of 1995 includes a $14 million net gain on sale of assets, a $14 million extraordinary net charge associated with refinancing the Company's revolving credit facility and a $1 million benefit for the remeasurement of foreign deferred income taxes. By comparison, the 1994 second quarter, restated for a change in accounting principle, includes a $2 million charge for the remeasurement of foreign deferred taxes.

Compared to the same quarter last year, crude oil volumes increased by three percent or three thousand barrels per day, primarily as a result of increased U.K. production, while natural gas volumes decreased 12 mmcf per day or two percent. Realized crude oil prices rose $1.89 per barrel while natural gas prices fell $.19 per mcf.

Average worldwide net production of crude oil and condensate for the three months ended June 30, 1995 was 119 thousand barrels daily compared to average net production for the three months ended June 30, 1994 of 116 thousand barrels daily. Average net production of crude oil and condensate was 47 thousand barrels daily in the United States and 72 thousand barrels daily from foreign locations during the three months ended June 30, 1995, compared to 49 thousand barrels daily in the United States and 67 thousand barrels daily from foreign locations in the second quarter of 1994. The worldwide crude oil and condensate price in the second quarter of 1995 was $16.96 per barrel compared to $15.07 per barrel in the second quarter of 1994.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations - continued

RESULTS OF OPERATIONS - THREE MONTHS (continued)

Average worldwide net production of natural gas was 553 million cubic feet daily for the three months ended June 30, 1995, compared to 565 million cubic feet daily in the three months ended June 30, 1994. Average net production of natural gas was 485 million cubic feet daily in the United States and 68 million cubic feet daily from the United Kingdom in the second quarter of 1995, compared to 520 million cubic feet daily in the United States and 45 million cubic feet daily from the United Kingdom in the second quarter of 1994. The worldwide price of natural gas for the second quarter of 1995 was $1.76 per thousand cubic feet compared to $1.95 per thousand cubic feet in the second quarter of 1994.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1   $500,000,000 Revolving Credit Agreement.

          10.2   Sale and Purchase Agreement dated February 17,
                 1995.

          10.3   Sale and Purchase Agreement dated May 31, 1995.

          10.4   Sale and Purchase Agreement dated June 14, 1995.

          12     Computation of Consolidated Ratio of Earnings to
                 Fixed Charges.

         *15 Accountant's letter regarding unaudited interim financial information.

          27     Financial Data Schedule

          28     Awareness letter of Coopers & Lybrand L.L.P.



     *    Attached as page 17 to this Form 10-Q.

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
     --------------------
     E. W. Moneypenny
     (Executive Vice President, Finance, and Chief Financial
      Officer)



DATE August 7, 1995