Form 10-Q
period 1995-09-30
ORYX ENERGY CO
filed 1995-10-25
CIK 836442

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         SEPTEMBER 30, 1995


                                    OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________ to ____________

              ______________________________________________

Commission file number     1-10053

                           ORYX ENERGY COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                         23-1743284
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)


    13155 NOEL ROAD, DALLAS, TEXAS        75240-5067
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                         (214) 715-4000
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                     _________________________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES  X    NO
                     ________________________________

     THE NUMBER OF SHARES OF COMMON STOCK, $1 PAR VALUE,
OUTSTANDING ON OCTOBER 20, 1995 WAS 104,429,662.
                            ORYX ENERGY COMPANY
                     ________________________________

                                   INDEX



                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income
               for the Three and Nine Months Ended
               September 30, 1995 and 1994.................   3

               Condensed Consolidated Balance Sheets at
               September 30, 1995 and December 31, 1994 ...   4

               Condensed Consolidated Statements of Cash
               Flows for the Nine Months Ended
               September 30, 1995 and 1994................    5

               Notes to Condensed Consolidated Financial
               Statements..................................   6

               Report of Independent Accountants ..........  11

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................  12


PART II. OTHER INFORMATION

     Item 3.   Legal Proceedings ..........................  16

     Item 6.   Exhibits and Reports on Form 8-K ...........  16



SIGNATURE .................................................  17

                                  PART I
                           FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
________________________________________________________________
                              For the Three       For the Nine
(Millions of Dollars,         Months Ended        Months Ended
Except Per Share Amounts)     September 30        September 30
                             1995       1994       1995     1994
                                        (Unaudited)
REVENUES
  Oil and gas              $  217    $  274      $  788   $  795
  Other (Note 6)              128        (1)        135       (7)
                           -------    ------      -----    ------
                              345       273         923      788
                           -------    ------      ------   ------
COSTS AND EXPENSES
  Operating costs              74        94         256      279
  Production taxes             17        37          85       82
  Exploration costs            14        33          40       90
  Depreciation, depletion
    and amortization           66        66         212      202
  General and administrative
    expense                    15        15          49       52
  Interest and debt expense    33        41         112      121
  Interest capitalized         (3)       (2)         (7)      (9)
  Provision for restructuring
    (Note 2)                    -         -           -       76
                              ----      ----       -----    -----
                              216       284         747      893
                             -----     -----       -----    -----
Income (Loss) Before
  Extraordinary
  Item, Cumulative Effect of
  Accounting Change and
  Provision (Benefit) for
  Income Taxes                129       (11)        176     (105)
Provision (Benefit) for
  Income Taxes (Note 3)        21         1          29      (28)
Provision for Remeasurement
  of Foreign Deferred Tax
  (Note 3)                      -         -           1        2
                              ----      ----      ------    -----
Income (Loss) Before
  Extraordinary Item
  and Cumulative Effect of
  Accounting Change           108       (12)        146      (79)
Extraordinary Item
  (Note 4)                     (1)      (12)        (15)     (12)

Cumulative Effect of Accounting
  Change (Note 5)               -         -           -     (948)
                              ----      -----      -----    -----
NET INCOME (LOSS)             107       (24)        131   (1,039)
Less Preferred Dividend         -         -           -        1
                              ----      ----       -----    -----
Net Income (Loss) Attributable
  to Common Stock           $ 107      $(24)       $131  $(1,040)
                            ======     =====       ===== ========

Net Income (Loss) Per Share of Common Stock:
  Before extraordinary item
    and cumulative
    effect of accounting
    change                 $ 1.04     $(.13)      $1.44  $ (.82)
  Extraordinary item         (.01)     (.12)       (.15)   (.12)
  Cumulative effect of
    accounting change           -         -           -   (9.77)
                            ------     -----       -----   -----
  Net income (loss)        $ 1.03    $ (.25)      $1.29 $(10.71)
                            =====     ======       ===== =======

Weighted Average Number of Common
  Shares Outstanding
  (millions of shares)      103.6       97.0       101.7   97.0
                           ======      ======      ====== ======


                         (See Accompanying Notes)
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

_________________________________________________________________
                                  September 30        December 31
(Millions of Dollars)                1995                1994
                                            (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents        $    12             $    10
  Accounts and notes receivable
    and other current assets           158                 185
  Net assets held for sale (Note 6)    128                  -
                                   --------            --------
Total Current Assets                   298                 195
Properties, Plants and
  Equipment (Note 7)                 1,423               1,840
Deferred Charges and
  Other Assets                          51                  72
                                   --------            --------
Total Assets                       $ 1,772             $ 2,107
                                   ========            ========
LIABILITIES AND
SHAREHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                 $    93             $   105
  Accrued liabilities                  190                 262
  Current portion of
    long-term debt                     224                 165
  Obligations to be repaid
    from divestment
    proceeds (Note 6)                  120                   -
                                   --------            --------
Total Current Liabilities              627                 532
Long-Term Debt (Note 4)                978               1,546
Deferred Income Taxes                  223                 221
Deferred Credits and Other
  Liabilities                          157                 155
Shareholders' Equity
  (Deficit) (Note 8)
  Preferred stock, $1 par value;
    30,000,000 shares
    authorized;
    5,259,394 shares of Series
    B Junior Cumulative Convertible
    Preference Stock issued
    and outstanding in 1994.             -                   5
  Common stock, $1 par value;
    250,000,000 shares authorized;
    126,703,553 shares issued in
    1995 and 1994, 104,421,176
    and 98,946,066 shares
    outstanding in 1995 and 1994.      124                 124
  Additional paid-in capital         1,821               2,098
  Accumulated deficit               (1,054)             (1,181)
                                   --------            --------
                                       891               1,046

  Less common stock in treasury,
    at cost; 19,280,498 and
    24,755,608 shares in 1995
    and 1994                        (1,005)             (1,294)
  Less loan to ESOP                    (99)                (99)
                                   --------            --------
Shareholders' Deficit                 (213)               (347)
                                   --------            --------

Total Liabilities and
  Shareholders' Deficit            $ 1,772             $ 2,107
                                   ========            ========


The successful efforts method of accounting is followed.


                         (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________
                                      For the Nine Months
                                      Ended September 30
(Millions of Dollars)                    1995            1994
                                          (Unaudited)
CASH AND CASH EQUIVALENTS
  FROM OPERATING ACTIVITIES
Net income (loss)                       $  131         $(1,039)
  Adjustments to reconcile net income
    (loss) to net cash
    from operating activities:
      Depreciation, depletion and
        amortization                       212             202
      Dry hole costs and leasehold
        impairment                          15              53
      Gain on sale of assets, net of
        taxes                             (149)              -
      Deferred income taxes                 48               -
      Cumulative effect of
        accounting change                    -             948
      Provision for restructuring,
        net of taxes                         -              49
      Extraordinary item                    15              12
      Other                                  7               1
                                        -------        -------
                                           279             226
  Changes in working capital:
    Accounts and notes receivable
      and other current assets               6              (8)
    Accounts payable and accrued
      liabilities                          (77)            (28)
                                        -------        --------
Net Cash Flow Provided From
  Operating Activities                     208             190
                                        -------        --------
INVESTING ACTIVITIES
  Capital expenditures                    (192)           (201)
  Proceeds from divestments, net of
    current taxes                          384               3
  Other                                     (9)            (36)
                                        -------        --------
Net Cash Flow Provided From(Used For)
  Investing Activities                     183            (234)
                                        -------        --------
FINANCING ACTIVITIES
  Proceeds from borrowings                  30             143
  Repayments of long-term debt            (419)            (94)
  Cash dividends paid on
    preference stock                         -              (1)

                                        -------        --------

Net Cash Flow Provided From (Used For)
  Financing Activities                    (389)             48
                                        -------        ---------
CHANGES IN CASH AND CASH EQUIVALENTS         2               4
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       10              10
                                        -------        --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $   12         $    14
                                        =======        ========

                         (See Accompanying Notes)

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year 1995.

     As further discussed in Note 5, the Company changed its accounting policy for calculating the oil and gas asset ceiling test during the fourth quarter of 1994, but effective as of January 1, 1994. As a result thereof, the Company's results of operations and corresponding per share amounts as well as certain items in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1994 have been restated to reflect this change in accounting policy.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                Nine Months Ended September 30
                                        1995           1994
                                    (Millions of Dollars)
          Interest paid (net of
            capitalized amounts)      $ 116          $  95
          Income taxes paid           $   4          $   4



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

     An analysis of the restructuring liability follows:


                                                  1995
                                             Balance   First
                         1994      1994      at        Quarter
                         Provision Activity  12/31/94  Activity
                                   (Millions of Dollars)

Termination and
Associated Costs*        $ 33      $ 21      $ 12      $ 5

FAS 88 and FAS
106 (Retirement and
Postretirement Costs)**    33        21        12        -

Book Value of
Assets to be
Divested and
Lease Obligations***       26         4        22        -
                         ----      ----      ----      ----
Total Liability          $ 92      $ 46      $ 46      $ 5
                         ====      ====      ====      ====

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


2.   Restructuring Liability (continued)

                         1995      1995
                         Second    Third     Balance
                         Quarter   Quarter   at
                         Activity  Activity  9/30/95
                              (Millions of Dollars)

Termination and
Associated Costs*        $ 5       $  1      $  1

FAS 88 and FAS
106 (Retirement and
Postretirement Costs)**    5          -         7

Book Value of
Assets to be
Divested and
Lease Obligations***      (7)        28         1
                         -----     -----     -----

Total Liability          $ 3       $ 29      $  9
                         ====      ====      =====

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

     *** Book value of assets to be divested are a result of the Company's program to consolidate its U.S. onshore position into 6 primary states. Under the terms of an operating lease which expired in September 1995, the Company was obligated to pay the lessor the amount by which the fair market value of the asset was less than $37 million, not to exceed $31 million. The Company accrued an additional $7 million in the second quarter of 1995 and paid the obligation in full in the third quarter of 1995.

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


3.   Income Taxes

     The Company's provisions for income taxes for the three and nine months ended September 30, 1995 reflect provisions of $21 million and $29 million. The Company's provisions for income taxes for the three and nine months ended September 30, 1994 reflect a provision of $1 million and a benefit of $28 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three and nine months ended September 30, 1995 were unaffected and decreased $1 million while reported earnings for the three and nine months ended September 30, 1994 were unaffected and decreased $2 million from such remeasurements. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.


4.   Long-Term Debt

     Effective June 1, 1995, the Company replaced its $620 million revolving credit facility with a $500 million revolving credit facility which matures on June 30, 1998. The terms of the $500 million revolving credit facility incorporate restrictive covenants, including limitations on total debt, minimum cash flow interest coverage and certain dividend limitations. Additionally, variable rate bank debt originally maturing $89 million in 1996 and $88 million in 1997, is scheduled to mature June 30, 1998. Effective August 10, 1995, as a result of the sale of the Company's interest in the U.K. Alba field, the Company was required by the holder to repay the 8.5% $100 million note.

ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)



4.   Long-Term Debt (continued)

     In connection with the aforementioned, the Company has recognized non-cash extraordinary losses of $15 million (net of $8 million of income tax) from the write off of debt issuance costs deferred under the $620 million revolving credit facility of $14 million and a prepayment penalty of $1 million on the 8.5% $100 million note.

     On August 15, 1995, a swap option, in the notional amount of $250 million sold by the Company in 1993 for $14 million, was exercised by the counterparties, thereby obligating the Company, commencing September 15, 1995 and continuing through September 15, 1998, to pay an annual rate of 9.75 percent while receiving LIBOR (5.875 percent at September 15, 1995, to be reset at six-month intervals). The $14 million of proceeds previously received will be amortized and netted against the interest expense associated with the exercise of the swap option.

     The Company has called for redemption on October 30, 1995 its $138 million 10 3/8% Debentures at 106.471 percent of par plus accrued interest, which is expected to result in a $6 million extraordinary loss (net of $3 million of income tax) in the fourth quarter. The redemption will be funded with proceeds from divestments.


5.   Accounting Change

     Effective January 1, 1994, the Company changed its accounting policy for calculating the oil and gas asset ceiling test from a total company basis to an individual field basis. As a result of this change, the Company recognized a one time non-cash cumulative charge to earnings of $948 million ($1,355 million pre-tax) to first quarter 1994 earnings. Consequently, earnings have been restated for the three and nine months ended September 30, 1994, as follows:

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


5.   Accounting Change (continued)


                         For the Three       For the Nine
                         Months Ended        Months Ended
                         September 30, 1994  September 30, 1994
     As Reported:

         Net loss             $  (56)        $   (237)
         Net loss per share   $ (.57)        $  (2.45)

     As Restated:
          Net loss            $  (24)        $ (1,039)
          Net loss per share  $ (.25)        $ (10.71)



6.   Asset Sales

     On July 18, 1995, the Company completed the sale, effective
     July 1, 1995, of all of its assets in the Alba field in the U.K. North Sea for cash consideration of $270 million. The sale of the Company's assets in the Alba field is part of a series of related asset dispositions which the Company has entered into in 1995 for the purpose of using the associated net proceeds to reduce outstanding indebtedness. In addition to the sale of the Alba field assets, the Company has completed sales of certain U.S. oil and gas producing assets and all of its assets in Indonesia and Gabon. The sale of the U.S. assets occurred throughout the six month period which ended on June 30, 1995 and generated cash proceeds of $77 million; the sale of the Indonesian assets occurred on May 18, 1995, effective January 1, 1995, for cash proceeds of $67 million; and the sale of the Gabonese assets occurred effective January 1, 1995 for cash proceeds of $2 million. On June 14, 1995, the Company signed an agreement to sell its interests in Block 48/15a in the U.K.
     North Sea for $120 million. Assets being sold include the Company's 33.7 percent interest in the Audrey field; its estimated 10 percent interest in the Galleon field; and its undetermined interest in the Ensign discovery. Management believes that it is probable that closing will occur in the fourth quarter, therefore, the net asset value of $128 million is shown as net assets held for sale and the net proceeds of $120 million are shown as obligations to be repaid from divestment proceeds in the Condensed
     Consolidated Balance Sheets. This series of asset dispositions, totalling $536 million, represents 133 million
                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


6.   Asset Sales (continued)

     equivalent barrels of proved reserves and 43 thousand average equivalent barrels of production per day.


7.   Properties, Plants and Equipment

     At September 30, 1995 and December 31, 1994, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                    September 30, December 31,
                                        1995             1994
                                        (Millions of Dollars)
     Gross investment . .. . .. . .   $ 4,891          $ 6,320
     Less accumulated depreciation,
        depletion and amortization.     3,340            4,480
                                       ------           ------
     Net investment.. . .. . .. . .   $ 1,551          $ 1,840
                                       ======           ======

Reflected as:

     Net assets held for sale.. . .   $   128              -
     Properties, Plants and
       Equipment . .. . .. . .. . .   $ 1,423          $ 1,840


8.   Shareholders' Deficit

     Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at September
     30, 1995 and December 31, 1994 were as follows:

                              Authorized     Issued
                                (Thousands of Shares)
     September 30, 1995
        Preferred stock        15,000           -
        Preference stock       15,000           -
        Common stock          250,000        126,704

     December 31, 1994
        Preferred stock        15,000           -
        Preference stock       15,000          5,259
        Common stock          250,000        126,704

                            ORYX ENERGY COMPANY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


8.   Shareholders' Deficit (continued)

                              Outstanding    In Treasury
                                   (Thousands of Shares)
     September 30, 1995
        Preferred stock           -              -
        Preference stock          -              -
        Common stock           104,421       (19,280)

     December 31, 1994
        Preferred stock           -              -
        Preference stock         5,259           -
        Common stock            98,946       (24,756)


9.   Subsequent Events

     On October 20, 1995, the Company issued $100 million 8% Notes Due October 15, 2003 and $150 million 8.125% Notes Due October 15, 2005. The net proceeds of $245 million will be applied to the redemption of the Company's $250 million 9.75% Notes Due September 15, 1998 on November 30, 1995 at par plus accrued interest.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1995, the related condensed consolidated statements of income for the three and nine months ended September 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1995, which included an explanatory paragraph describing the change in accounting for calculating the oil and gas asset ceiling test in 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              COOPERS & LYBRAND L.L.P.

Dallas, Texas
October 24, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $2 million over the nine months ended September 30, 1995. The increase was comprised of $208 million of net cash flow provided from operating activities, $183 million of net cash flow provided from investing activities and $389 million of net cash flow used for financing activities. The $208 million in net cash flow provided from operating activities consisted of $279 million in net cash flow provided from operating activities before changes in current assets and liabilities and $71 million used for changes in current assets and liabilities. The $279 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil prices, offset partially by lower production volumes and decreased natural gas prices. The $71 million of net cash flow used for changes in current assets and liabilities consisted of a $6 million decrease in accounts and notes receivable and other current assets and a $77 million decrease in accounts payable and accrued liabilities.

The $183 million in net cash flow provided from investing activities and the $389 million in net cash flow used for financing activities are primarily due to cash uses of $192 million for capital expenditures and $389 million from net decreases in debt offset in part by a cash source of $384 million from proceeds from divestments, net of current taxes.

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

During 1995, the holders of the Company's Series B Junior
Cumulative Convertible Preference Stock (Series B Preference) converted the remaining shares of Series B Preference into common stock on a share for share basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


FINANCIAL CONDITION (continued)

On July 18, 1995, the Company completed the sale, effective July 1, 1995, of all of its assets in the Alba field in the U.K. North Sea for cash consideration of $270 million. The sale of the Company's assets in the Alba field is part of a series of related asset dispositions which the Company has entered into in 1995 for the purpose of using the associated net proceeds to reduce outstanding indebtedness. In addition to the sale of the Alba field assets, the Company has completed sales of certain U.S. oil and gas producing assets and all of its assets in Indonesia and Gabon. The sale of U.S. assets occurred throughout the six month period which ended on June 30, 1995 and generated cash proceeds of $77 million; the sale of the Indonesia assets occurred on May 18, 1995, effective January 1, 1995, for cash proceeds of $67 million; and the sale of the Gabonese assets occurred effective January 1, 1995 for cash proceeds of $2 million.

On June 14, 1995, the Company signed an agreement to sell its interests in Block 48/15a in the U.K. North Sea for $120 million. Assets being sold include the Company's 33.7 percent interest in the Audrey field; its estimated 10 percent interest in the Galleon field; and its undetermined interest in the Ensign discovery. Management believes that it is probable that closing will occur early in the fourth quarter. This series of asset dispositions, totalling $536 million, represents 133 million equivalent barrels of proved reserves and 43 thousand average equivalent barrels of production per day.

As a result of the Company's debt reduction program, total indebtedness decreased from $1,711 million at December 31, 1994 to $1,322 million at September 30, 1995. In addition, cash proceeds of $120 million expected from the sale of Block 48/15a in the U.K. North Sea in the fourth quarter of 1995 will be used for debt reduction.

The sale of the Company's interest in the U.K. Alba field caused the holder of the Company's 8.5% $100 million note to require the Company to repay the note in the third quarter of 1995. In addition, the holder of a $21 million debt agreement, although entitled to require the Company to repay the debt in full, has elected to extend the due date to November 17, 1995. Additionally, the Company has called for redemption on October 30, 1995 its $138 million 10.375 percent Debentures at 106.471 percent of par plus accrued interest which is expected to result in a $6 million extraordinary loss (net of $3 million of income tax) in the fourth quarter. The redemption will be funded with proceeds from divestments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION (continued)

On August 15, 1995, a swap option, in the notional amount of $250 million, sold by the Company in 1993 for $14 million, was exercised by the counterparties, thereby obligating the Company, commencing September 15, 1995 and continuing through September 15, 1998, to pay an annual rate of 9.75 percent while receiving LIBOR (5.875 percent at September 15, 1995, to be reset at six-month intervals). The $14 million of proceeds previously received will be amortized and netted against the interest expense associated with the exercise of the swap option.

On October 20, 1995, the Company issued $100 million 8% Notes Due October 15, 2003 and $150 million 8.125% Notes Due October 15, 2005. The net proceeds, estimated to aggregate approximately $245 million after offering expenses, will be applied to the redemption of the Company's $250 million 9.75% Notes Due September 15, 1998 on November 30, 1995 at par plus accrued interest.


RESULTS OF OPERATIONS - NINE MONTHS

The Company's net income for the nine months ended September 30, 1995 was $131 million, or $1.29 per share, as compared to a net loss before the cumulative effect of an accounting change, of $91 million, or $.94 per share for the first nine months of 1994. Revenues for the nine months were $923 million in 1995 versus $788 million in 1994. Year-to-date results for 1995 include a $120 million net gain on the sale of assets, a $15 million extraordinary net charge for debt issue costs and a $1 million charge for remeasurement of foreign deferred taxes. By comparison, results for the nine months ended September 30, 1994, restated for a change in accounting principle but excluding the cumulative effect, include a $49 million net restructuring charge, a $12 million extraordinary charge associated with the ESOP notes and a $3 million tax-related charge.

Average worldwide net production of crude oil and condensate for the nine months ended September 30, 1995 was 119 thousand barrels daily compared to average net production for the nine months ended September 30, 1994 of 118 thousand barrels daily. Average net production of crude oil and condensate was 47 thousand barrels daily in the United States and 72 thousand barrels daily from foreign locations during the nine months ended September 30, 1995, compared to 49 thousand barrels daily in the United States and 69 thousand barrels daily from foreign locations during the nine months ended September 30, 1994. The worldwide crude oil
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED



RESULTS OF OPERATIONS - NINE MONTHS (continued)

and condensate price for the first nine months of 1995 was $16.48 per barrel compared to $14.84 per barrel for the first nine months of 1994.

Average worldwide net production of natural gas was 537 million cubic feet daily for the nine months ended September 30, 1995, compared to 597 million cubic feet in the nine months ended September 30, 1994. Average net production of natural gas was 477 million cubic feet daily in the United States and 60 million cubic feet daily from the United Kingdom in the first nine months of 1995, compared to 538 million cubic feet daily in the United States and 59 million cubic feet daily in the United Kingdom in the first nine months of 1994. The worldwide price of natural gas for the first nine months of 1995 and 1994 was $1.73 and $1.94 per thousand cubic feet.


RESULTS OF OPERATIONS - THREE MONTHS

The Company's net income for the quarter ended September 30, 1995 was $107 million, or $1.03 per share, as compared to a net loss of $24 million, or $.25 per share for the same quarter last year, which was restated for a change in accounting principle.
Revenues for the 1995 third quarter were $345 million versus $273 million for the third quarter of 1994.

The third quarter of 1995 includes a $106 million net gain on sale of assets and a $1 million extraordinary net charge associated with early extinguishment of debt. By comparison, the 1994 third quarter, restated for a change in accounting principle, includes a $12 million extraordinary charge associated with the ESOP notes and a $1 million tax-related charge.

Compared to the same quarter last year, crude oil volumes decreased by 22 thousand barrels per day and natural gas volumes decreased 126 million cubic feet per day primarily due to the sale of producing assets. Worldwide crude oil prices were approximately the same as the prior year while natural gas prices decreased by 6 percent or $.11 per mcf. Reduced revenues were, however, more than offset by lower costs and expenses.

Average worldwide net production of crude oil and condensate for the three months ended September 30, 1995 was 101 thousand barrels daily compared to average net production for the three months ended September 30, 1994 of 123 thousand barrels daily. Average net production of crude oil and condensate was 44 thousand barrels daily in the United States and 57 thousand
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - THREE MONTHS (continued)

barrels daily from foreign locations during the three months ended September 30, 1995, compared to 48 thousand barrels daily in the United States and 75 thousand barrels daily from foreign locations in the third quarter of 1994. The worldwide crude oil and condensate price in the third quarter of 1995 was $15.93 per barrel compared to $15.91 per barrel in the third quarter of 1994.

Average worldwide net production of natural gas was 457 million cubic feet daily for the three months ended September 30, 1995, compared to 583 million cubic feet daily in the three months ended September 30, 1994. Average net production of natural gas was 444 million cubic feet daily in the United States and 13 million cubic feet daily from the United Kingdom in the third quarter of 1995, compared to 542 million cubic feet daily in the United States and 41 million cubic feet daily from the United Kingdom in the third quarter of 1994. The worldwide price of natural gas for the third quarter of 1995 was $1.63 per thousand cubic feet compared to $1.74 per thousand cubic feet in the third quarter of 1994.

                                  PART II

                             OTHER INFORMATION



Item 3.   Legal Proceedings

          Three federal securities actions, subsequently consolidated into a single action, brought against the Company and certain of its senior officers in 1992, alleging the Company made false and misleading statements about its financial prospects has been dismissed by the U.S. District Court for the Northern District of Texas.


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

                 27 Financial Data Schedule

                 28 Awareness letter of Coopers & Lybrand L.L.P.



                  * Attached as page 19 to this Form 10-Q.

          (b)  Reports on Form 8-K:

               On August 2 and October 17, 1995, the Company filed Forms 8-K to report a series of related asset dispositions which the Company has entered into in 1995. See Note 6 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
    ------------------------
     E. W. Moneypenny
     (Executive Vice President, Finance and
      Chief Financial Officer)



DATE:   October 25, 1995

                                                                 EXHIBIT 12

                            ORYX ENERGY COMPANY
               COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS
                     TO FIXED CHARGES - UNAUDITED (a)

                           (Millions of Dollars)

                           Three Months         Nine Months
                         Ended September 30  Ended September 30
                                1995                1995
RATIO OF EARNINGS TO
  FIXED CHARGES:
Fixed Charges:
     Consolidated interest
       cost and debt expense  $  33               $ 112
     Interest allocable to
       rental expense (b)         4                  11
                              ------              ------
          Total               $  37               $ 123
                              ======              ======

Earnings:
     Consolidated loss
       before provision for
       income taxes           $  129              $ 176
     Fixed charges                37                123
     Interest capitalized         (3)                (7)
     Amortization of
       previously capitalized
       interest                    2                  4
                              -------             ------
          Total                $ 165              $ 296
                              =======             ======
Ratio of Earnings to
  Fixed Charges                 4.46               2.41
                              =======             ======

RATIO OF EARNINGS TO
  FIXED CHARGES AND PREFERRED
  STOCK DIVIDEND REQUIREMENTS:
Fixed Charges:
     Consolidated interest
       cost and debt expense   $  33              $ 112
     Preferred stock dividend
       requirements                -                  -
     Interest allocable to
       rental expense (b)          4                 11
                              -------             ------
               Total           $  37              $ 123
                              =======             ======

Earnings:
     Consolidated loss
       before provision for
       income taxes            $ 129              $ 176
     Fixed charges                37                123
     Interest capitalized         (3)                (7)
     Amortization of previously
       capitalized interest        2                  4
                              -------             ------
               Total           $ 165              $ 296
                              =======             ======

Ratio of Earnings to
  Fixed Charges                 4.46               2.41
                              =======             ======


(a) The consolidated financial statements of Oryx Energy Company include the accounts of all subsidiaries (more than 50 percent owned and/or controlled).

(b) Represents one-third of total operating lease rental expense which is that portion deemed to be interest.

                                                                 EXHIBIT 28


Securities and Exchange Commission
450 Fifth Street, Northwest
Washington, D.C.  20549
Attn:  Document Control

Re:  Oryx Energy Company Form 10-Q

We are aware that our report dated October 24, 1995 on our review of the interim condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1995, the related condensed consolidated statements of income for the three and nine months ended September 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, included in this Form 10-Q, is incorporated by reference in the following registration statements:

                                             Registration No.

On Form S-3 for:

     Oryx Energy Company $500,000,000 Debt
          Securities; Preferred Stock;
          and Common Stock                        33-45611

     Oryx Energy Company $600,000,000 Debt
          Securities                              33-33361

     Oryx Energy Company 7,259,394 shares of
          Common Stock                            33-36799

On Form S-8 for:

     Oryx Energy Company 1992 Long-Term
          Incentive Plan                          33-42695

     Oryx Energy Company Long-Term
          Incentive Plan                          33-25032

     Oryx Energy Company Capital
          Accumulation Plan                       33-24918


Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                              COOPERS & LYBRAND L.L.P.
Dallas, Texas
October 25, 1995