Form 10-K
period 1995-12-31
ORYX ENERGY CO
filed 1996-03-28
CIK 836442

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K
(MARK ONE)

/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                            OR
/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ------------- TO -------------

                          COMMISSION FILE NO. 1-10053
                           --------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           Name of Each Exchange
                  Title of Each Class                                       on Which Registered
--------------------------------------------------------  --------------------------------------------------------
               COMMON STOCK, $1 PAR VALUE                                 NEW YORK STOCK EXCHANGE
             8% NOTES DUE OCTOBER 15, 2003                                NEW YORK STOCK EXCHANGE
           8 1/8% NOTES DUE OCTOBER 15, 2005                              NEW YORK STOCK EXCHANGE
 7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE MAY 15,                   NEW YORK STOCK EXCHANGE
                          2014

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   MEDIUM TERM NOTES, SERIES A DUE FEBRUARY 1, 1996 THROUGH FEBRUARY 1, 2002
                          9.30% NOTES DUE MAY 1, 1996
                          10% NOTES DUE JUNE 15, 1999
                       9 1/2% NOTES DUE NOVEMBER 1, 1999
                          10% NOTES DUE APRIL 1, 2001

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1996, was approximately $1,333 million.

    The number of shares of Common Stock, $1 par value, outstanding as of March 1, 1996, was 104,566,704.

    Selected portions of the Oryx Energy Company Annual Report to Shareholders to the fiscal year ended December 31, 1995 are incorporated by reference in Parts I, II, and IV of this Form 10-K.

    Selected portions of the Oryx Energy Company definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CERTAIN ABBREVIATIONS AND OTHER
                                    MATTERS

      As used herein and with the Oryx Energy Company Annual Report to Shareholders for the Fiscal Year Ended December 31, 1995 incorporated by reference in Parts I, II and IV of this Form 10-K, the following terms have specific meanings:

        m  thousand                                       mm  million
      bbl  barrel                                         mb  thousand barrels
      mmb  million barrels                               mcf  thousand cubic feet
     mmcf  million cubic feet                            bcf  billion cubic feet
       eb  equivalent barrel                             meb  thousand equivalent barrels
      b/d  barrels per day                              mmeb  million equivalent barrels
      WTI  West Texas Intermediate spot price         mmcf/d  million cubic feet per day
     ED&A  exploration, development and                   HH  Henry Hub spot price
           acquisition
                                                        FD&A  finding, development and
                                                              acquisition

      Natural gas equivalents are determined under the relative energy content method by using the ratio of 6 mcf of natural gas to 1 bbl of crude oil, condensate or natural gas liquids.

      With respect to information on the working interest in wells, drilling locations and acreage, "net" oil and gas wells, drilling locations and acres are determined by multiplying the whole numbers by the Company's working interest.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

    Oryx Energy Company (together with its consolidated subsidiaries, unless the context otherwise requires, Company) engages in the oil and gas exploration and production business. The Company has a strong base of U.S. and international reserves and production in the Gulf of Mexico, the southwestern U.S., the U.K. North Sea, Ecuador and Kazakstan. It also has exploration and development projects in the Gulf of Mexico, the U.K. North Sea, Kazakstan, Australia and Algeria. The Company also had producing assets in Indonesia and Gabon which were sold in 1995. The Company's business in the United States is conducted through Sun Energy Partners, L.P. (Partnership), of which the Company is the Managing General Partner and owns a 98 percent interest.

    In 1995, the Company implemented a plan which refocused strategic direction, significantly reduced debt, restored profitability and set the Company on a course for sustained long-term growth in cash flow. The Company reoriented its strategic direction by changing the nature of its capital investing program. The Company is emphasizing lower-risk and shorter cycle-time prospects. The U.S. is the centerpiece of the Company's investment strategy for the foreseeable future, supplemented by a measured and focused international program. Investing has been supported by proven technology. Major development programs will be funded and opportunities around existing fields will be exploited. Exploration spending is directed toward areas of proven success, and overall exploration spending has been decreased. The Company emphasizes projects that generate near-term cash flow and de-emphasizes entry into new countries. The primary geographic focus of both exploration and development spending is the Gulf of Mexico.

    For the five years 1991 through 1995, the Company's average production replacement rate was 92 percent at a cost of $5.04 per eb. In 1995, the Company replaced 67 percent of its production at $5.86 per eb.

    The Company determines its ED&A investing plans primarily based on the cash flow that it expects to generate. For 1995, the Company invested $300 million for ED&A programs. The Company plans to invest approximately $420 million for ED&A in 1996, with the primary emphasis being near-term volume additions, primarily in the Gulf of Mexico. The Company is basing its 1996 investing plans on oil and gas spot prices averaging $18.00 per barrel (WTI) and $1.80 per mmbtu (H H). The Company's cash flow available for investment will continue to be affected by prevailing oil and gas prices, costs and volumes. In 1995, about 22 percent of the Company's total ED&A investing was on exploration and about 78 percent on development. About 73 percent of total ED&A outlays were made in the U.S., and this will remain at 73 percent in 1996.

PROVED RESERVES

    As of December 31, 1995, the Company's estimated proved reserves were 344 mmb of liquids and 1,323 bcf of natural gas which represents an aggregate of 564 mmeb of reserves. The Company's liquids reserves were located in the United States (60 percent), the United Kingdom (29 percent) and other foreign countries (11 percent). The Company's natural gas reserves were located in the United States (98 percent) and the United Kingdom (2 percent). More information on the estimated quantities of proved oil and gas reserves, proved developed reserves, and the Standardized Measure, are presented in the "Consolidated Financial Statements -- Supplementary Financial and Operating Information" in the Company's 1995 Annual Report to Shareholders. The Company files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed 5 percent.

ASSET SALES

    In July 1995, the Company completed the sale of all of its assets in the Alba field in the U.K. North Sea for cash consideration of $270 million. In November 1995, the Company sold its interest in Block 48/15a in the U.K. North Sea for $120 million. Assets sold included the Company's 33.7 percent interest in the Audrey field; its estimated 10 percent interest in the Galleon field; and its undetermined interest in the Ensign discovery. The sale of these North Sea assets was part of a series of related asset dispositions which the Company entered into in 1995 for the purpose of reducing debt. In addition, the Company completed sales of certain U.S. oil and gas producing assets and all of its assets in Indonesia and Gabon. The sale of U.S. assets occurred primarily during the six months ended June 30, 1995 and generated cash proceeds of $77 million; the sale of the Indonesian assets occurred in May 1995 for cash proceeds of $67 million; and the sale of the Gabonese assets occurred in March 1995 for cash proceeds of $2 million. Asset dispositions, totaling $536 million of gross proceeds, represent 138 million equivalent barrels of proved reserves and 43 thousand average equivalent barrels of production per day.

OFFSHORE UNITED STATES

    The Company emphasizes projects that generate near-term cash flow. The Company has identified the Gulf of Mexico as the cornerstone of its growth strategy.

    The Company has significant presence in the Gulf of Mexico with an interest in 115 blocks in various stages of exploration, development and production. The Company has an interest in 36 producing platforms, 17 of which it operates. The Company also holds interests in various offshore pipelines and facilities.

    EXPLORATION

    As of December 31, 1995, the Company held 275 thousand net undeveloped acres offshore, as compared to 344 thousand as of December 31, 1994. Of the 115 Gulf of Mexico blocks in which the Company owns an interest, 71 are undeveloped. In 1995, the Company spent $5 million to acquire interests in seven blocks.

    As of December 31, 1995, one exploratory well was being drilled. The Company drilled 6 gross (3 net) exploratory wells offshore in 1995 and 4 gross (3 net) in 1994. Of the wells drilled in 1995, 2 gross (1 net) wells were successful.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate offshore was 16, 10 and 9 mbbls in 1995, 1994 and 1993. Average daily production of natural gas offshore was 180, 203 and 193 mmcf in 1995, 1994 and 1993.

    The Company owns a 100 percent interest in the High Island A-576 block. In 1994, the HI A-576 #1 discovery well encountered 168 feet of net pay from the Lower Pleistocene sands. The well is located 110 miles off the Texas coast in 290 feet of water and is 20 miles southwest of the Company's discoveries at High Island 379 and 385. This development, which has been named the Sherman Project, began production in December 1995. Peak production was 7 meb per day.

    The Company owns a 100 percent interest in the four-block High Island 384 unit. The High Island 384 unit is composed of blocks 378, 379, 384 and 385 and is located approximately 112 miles off the Texas coast in water with an average depth of 360 feet. In 1993, the Company announced an oil discovery in High Island 379 which encountered 179 feet of oil pay. In the early part of 1994, the Company announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay. This new development, which has been named the Patton Project, began production in January 1995 and in September achieved the expected peak production of 20 meb per day.

    Late in 1995, the Company confirmed the presence of natural gas reserves in a previously untested area of the High Island 384 Unit. The High Island 385 #3 well encountered 158 feet of net gas pay. Two subsequent delineation wells found the same pay interval in nearby fault blocks. In the second phase of Patton, the Company will install a platform in 360 feet of water and develop the new gas reservoir. First production from phase II is expected by the fourth quarter of 1996 with gross peak production estimated to be 30-40 mmcf per day.

    In early 1995, the Company confirmed the presence of hydrocarbons in a previously untested fault block on the Garden Banks 260 discovery in the Gulf of Mexico. The Garden Banks (GB) 215 #2 well, which drilled a new fault block about two miles north of the original discovery well on GB 260, encountered approximately 170 feet of net pay. The GB 259 #2 well was then drilled as a side-track, and encountered over 115 feet of new pay in the same reservoir sands. A total of nine successful wells have been drilled in the GB 260 area.
The most recent well, GB 216 #2, encountered 150 feet of net pay. This development, which has been named the Baldpate Project, is in federal waters offshore Louisiana in water depths of approximately 1,700 feet. In 1995, the Company entered into a plan of development to install a compliant tower platform and processing facility. The Company expects to begin production in 1998 with gross peak production of 50-60 meb per day. The Company owns a 50 percent interest in a four-block area.

    In 1995, the Company approved a plan for the development of Viosca Knoll 826 which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. This development has been named the Neptune Project. First production is anticipated in 1997 with a gross peak rate of 24-30 meb per day. The Company operates the four-block Viosca Knoll unit and owns a 50 percent interest. The project will utilize a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel which floats in a vertical position, similar to a buoy. Production risers will be routed through the cylinder to allow the spar to float around them. The field will be developed in multiple phases with the spar being moved from location to location. In 1994, the Company exchanged its interest in an undeveloped block in the Gulf of Mexico for a royalty interest in Viosca Knoll 826.

    As of December 31, 1995, the Company was drilling 12 gross (7 net) offshore development wells. The Company drilled 14 gross (11 net) development wells offshore in 1995 and 16 gross (6 net) in 1994. All of the 14 gross (11 net) development wells drilled in 1995 were successful.

ONSHORE UNITED STATES

    The onshore area continues to be a major contributor of production volumes and cash flow with relatively modest reinvestment needs. The Company has interests in 60 major onshore fields in five states and operates about 75 percent of its production. In addition, the Company has increased its drilling activity to more rapidly exploit its onshore asset portfolio.

    The Company is applying 3-D technology creating opportunities in new fault blocks and deeper pool horizons which provide new volumes. To optimize cash flow, the Company will continue to exploit its waterflood operations. The U.S. onshore will be managed for maximum cash flow generation.

    EXPLORATION

    The Company drilled no exploratory wells onshore in 1995, and at December 31, 1995, none were being drilled.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate onshore was 30, 38 and 47 mb in 1995, 1994 and 1993. The decrease in 1995 crude oil and condensate production compared to 1994 and in 1994 compared to 1993 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 288, 335 and 330 mmcf in 1995, 1994 and 1993.

    As of December 31, 1995, the Company was drilling or participating in the drilling of 34 gross (29 net) development wells onshore. Of the 132 gross (89 net) development wells drilled onshore during 1995, 121 gross (80 net) were successful.

UNITED KINGDOM

    The U.K. North Sea provides a strong stream of earnings and cash flow with relatively modest reinvestment needs. This is important for the funding of the Company's plans in other strategic areas.

    In 1995, the Company initiated significant cost-reduction measures at its operated fields. As a result, the Company expects an overall reduction of U.K. production costs in 1996.

    Drilling activities are concentrated on infield and near-field opportunities near existing infrastructure. In total, the Company has an interest in 29 blocks in the North Sea.

    EXPLORATION

    The Company held 212 thousand net undeveloped acres in the North Sea as of December 31, 1995, compared to 266 thousand net undeveloped acres as of December 31, 1994.

    In 1995, the Company drilled no exploratory wells in the North Sea, and at December 31, 1995, none were being drilled.

    PRODUCTION AND DEVELOPMENT

    The Company's producing fields set forth in the table below, are located in the northern sector of the North Sea.

    As of December 31, 1995, the Company was drilling or participating in the drilling of 4 gross (1 net) development well in the North Sea. All of the 8 gross (2 net) development wells drilled in the U.K. in 1995 were successful.

    The Company's average daily net production of crude oil and condensate in the United Kingdom was 55, 54 and 35 mb during 1995, 1994 and 1993. The increase in production in 1994 was due to the acquisition of additional interest in Ninian, the exchange for additional interests in Hutton, Lyell and Murchison and the results of development drilling. Average daily production of natural gas was 50, 62 and 80 mmcf during 1995, 1994 and 1993. The decrease in net daily production of natural gas in 1995 and 1994 was due to reduced takes by British Gas plc and asset sales.

    The following table sets forth the North Sea producing fields held at December 31, 1995 and their net daily production:

                                                                             1995 NET DAILY
                                                                 PERCENT       PRODUCTION
PRODUCING FIELDS                                    OIL/GAS     OWNERSHIP         (MEB)
-------------------------------------------------  ---------  -------------  ---------------
Dunlin...........................................     Oil            14.4               5
Hutton...........................................     Oil            44.3              10
Murchison........................................     Oil            51.8               9
Ninian...........................................     Oil            29.5              17
Lyell............................................   Oil/Gas          66.6               7
Strathspey.......................................   Oil/Gas           6.5               3

    The Company also receives tariff income on production from several satellite fields that produce through the Ninian facilities.

    In early 1994, the Company began producing oil from the Alba field. Alba is located on Block 16/26 in the central sector of the North Sea. The Company owned a 15.5 percent interest in the field which it sold in 1995.

    In the third quarter of 1994, the Company exchanged its interest in the undeveloped Britannia field for additional interests in the Hutton, Lyell and Murchison producing fields and $40.4 million in cash. This transaction increased near-term production volumes and considerably reduced future development capital expenditures. Effective January 9, 1995, the Company took over operatorship of the Hutton, Lyell and Murchison fields. In late 1994, the Company completed a development well for 20 mb gross per day in a newly discovered extension to the Hutton field. The well encountered in excess of 150 feet of net pay in the Brent sandstone.

    In the fourth quarter of 1994, the Company began producing gas from the Galleon field at a net of 19 mmcf per day. Galleon is located in the southern portion of the North Sea. The Company had a 10 percent interest in the field, subject to unitization, which it sold in 1995.

    In addition, the Company has interests in and receives tariff income from North Sea transportation systems, terminal storage facilities and certain other related income producing assets, including the Brent and Ninian Pipeline Systems and the Sullom Voe Terminal in the Shetland Islands.

OTHER FOREIGN

    In 1995, the Company sold all its interests in Indonesia and Gabon.

    In 1995, the Company had producing interests in Ecuador where the Gacela field began producing in 1993. Also development of the Jaguar and Mono fields has begun. The Company is conducting geophysical work on Block 21 in Ecuador.

    During 1994, the Company signed two oil and gas agreements with the Republic of Kazakstan. The agreements involve both the development of a known field as well as the rights to explore a large block in western Kazakstan. A joint venture agreement was signed for development of the Arman Field which was discovered in the 1980's but had not been developed. The Company jointly operates the venture and currently holds a 50 percent interest with two Kazakstani partners. The Arman Field is located in the north Buzachi Peninsula. In 1995, the first 380 thousand net barrels of oil were produced and sold from four wells in the Arman Field. The Company has a production sharing agreement for approximately 3 million acres located east of the Arman Field. In September 1995, the Company farmed-out 50 percent of this exploration venture in exchange for a carry on the initial exploration phase.

    EXPLORATION

    As of December 31, 1995, the Company held 3,777 thousand net undeveloped acres in other foreign properties, as compared to 5,749 thousand net undeveloped acres as of December 31, 1994. The decrease of 1,972 thousand net undeveloped acres in 1995 as compared to 1994 is due primarily to the sale of the Company's interests in Indonesia and the relinquishment of a production sharing contract area in Algeria.

    The Company drilled 1 successful gross exploratory well in 1995 in the Zone of Cooperation between Australia and Indonesia. The Bayu #1 discovery well was drilled on ZOCA 91-13 and encountered 570 gross feet of pay (353 net feet) and flowed at a cumulative rate of 90 mmcf/d of gas and 5250 b/d of condensate from four zones. Since then, three successful appraisal wells have been drilled on the adjacent block with results that indicate a consistent gas-water contact across the field and similar reservoir properties. The field is estimated to be approximately 17 miles long and 6 miles wide. Preliminary estimates for recoverable reserves from the field are 3.5-4 trillion cubic feet of natural gas and 175-200 mmb of hydrocarbon liquids (approximately 750-850 mmeb). The field is located 185 miles off the northern coast of Australia in 240 feet of water. The Company owns 25 percent of ZOCA 91-13.

    At December 31, 1995, the Company was drilling or participating in the drilling of 1 gross exploratory well.

    PRODUCTION AND DEVELOPMENT

    The Company's average daily net production of crude oil and condensate from other foreign areas was 13, 19 and 19 mb in 1995, 1994 and 1993. The average daily production of crude oil and condensate decreased in 1995, compared to 1994, due to the sale of Indonesia, partially offset by increased production in Ecuador.

    The Company drilled 14 gross (2 net) development wells, all of which were successful in 1995. As of December 31, 1995, the Company was in the process of drilling or participating in the drilling of 1 gross development well.

PRODUCTION

    In 1995, the Company's production was concentrated primarily in the United States and the United Kingdom. In 1995, the Company produced 48 mmeb from its properties in the United States, 23 mmeb from its properties in the United Kingdom, and 5 mmeb from its other foreign properties.

    The following table sets forth the Company's average daily net production for 1995, 1994 and 1993:

                          AVERAGE DAILY NET PRODUCTION

                                                                                   YEAR ENDED DECEMBER 31
                                                                               -------------------------------
                                                                                 1995       1994       1993
                                                                               ---------  ---------  ---------
Crude & Condensate (mb):
  United States
    Onshore..................................................................         30         38         47
    Offshore.................................................................         16         10          9
                                                                                     ---        ---        ---
                                                                                      46         48         56
                                                                                     ---        ---        ---
  U.K........................................................................         55         54         35
  Other foreign..............................................................         13         19         19
                                                                                     ---        ---        ---
                                                                                      68         73         54
                                                                                     ---        ---        ---
Processed Natural Gas Liquids (mb):
  United States..............................................................          6          6          7
                                                                                     ---        ---        ---
                                                                                     120        127        117
                                                                                     ---        ---        ---
                                                                                     ---        ---        ---
Natural Gas (mmcf):
  United States
    Onshore..................................................................        288        335        330
    Offshore.................................................................        180        203        193
                                                                                     ---        ---        ---
                                                                                     468        538        523
  U.K........................................................................         50         62         80
                                                                                     ---        ---        ---
                                                                                     518        600        603
                                                                                     ---        ---        ---
                                                                                     ---        ---        ---

ACREAGE, WELLS AND PER UNIT DATA

    The following table sets forth the Company's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1995 and 1994:

                              UNDEVELOPED ACREAGE

                                                                    GROSS                  NET
                                                             --------------------  --------------------
                                                               1995       1994       1995       1994
                                                             ---------  ---------  ---------  ---------
United States
  Onshore..................................................        983      1,142        533        572
  Offshore.................................................        380        511        275        344
                                                             ---------  ---------  ---------  ---------
                                                                 1,363      1,653        808        916
U.K........................................................        605        816        212        266
Other Foreign..............................................      5,479     11,769      3,777      5,749
                                                             ---------  ---------  ---------  ---------
                                                                 7,447     14,238      4,797      6,931
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

                               DEVELOPED ACREAGE

                                                                     GROSS                  NET
                                                              --------------------  --------------------
                                                                1995       1994       1995       1994
                                                              ---------  ---------  ---------  ---------
United States
  Onshore...................................................        982      1,137        551        631
  Offshore..................................................        231        244        102         97
                                                              ---------  ---------  ---------  ---------
                                                                  1,213      1,381        653        728
U.K.........................................................         72        101         36         47
Other Foreign*..............................................         58      6,113         29        831
                                                              ---------  ---------  ---------  ---------
                                                                  1,343      7,595        718      1,606
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

------------------------
*The decrease in gross developed acreage is due to the sale of Indonesia.

    The following table sets forth the Company's exploratory and development oil and gas wells drilled during 1995, 1994 and 1993:

                           EXPLORATORY WELLS DRILLED

                                                                GROSS                             NET
                                                   -------------------------------  -------------------------------
                                                     1995       1994       1993       1995       1994       1993
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Oil
  United States
    Onshore......................................         --         --         --         --         --         --
    Offshore.....................................          1         --          2          1         --          1
                                                         ---        ---        ---        ---        ---        ---
                                                           1         --          2          1         --          1
  U.K............................................         --         --         --         --         --         --
  Other foreign..................................         --          3          2         --         --          1
                                                         ---        ---        ---        ---        ---        ---
                                                           1          3          4          1         --          2
                                                         ---        ---        ---        ---        ---        ---
Gas
  United States
    Onshore......................................         --          1         --         --         --         --
    Offshore.....................................          1          1          1         --          1          1
                                                         ---        ---        ---        ---        ---        ---
                                                           1          2          1         --          1          1
  U.K............................................         --         --         --         --         --         --
  Other Foreign..................................          1          1         --         --          1         --
                                                         ---        ---        ---        ---        ---        ---
                                                           2          3          1         --          2          1
                                                         ---        ---        ---        ---        ---        ---
Dry
  United States
    Onshore......................................         --         --          2         --         --          2
    Offshore.....................................          4          3          4          2          2          2
                                                         ---        ---        ---        ---        ---        ---
                                                           4          3          6          2          2          4
  U.K............................................         --          1          3         --         --          1
  Other foreign..................................         --         14         11         --          3          2
                                                         ---        ---        ---        ---        ---        ---
                                                           4         18         20          2          5          7
                                                         ---        ---        ---        ---        ---        ---
      Total......................................          7         24         25          3          7         10
                                                         ---        ---        ---        ---        ---        ---
                                                         ---        ---        ---        ---        ---        ---

                           DEVELOPMENT WELLS DRILLED

                                                                GROSS                             NET
                                                   -------------------------------  -------------------------------
                                                     1995       1994       1993       1995       1994       1993
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Oil
  United States
    Onshore......................................         56         27         44         41         11         29
    Offshore.....................................          7          5          4          7          2          2
                                                         ---        ---        ---        ---        ---        ---
                                                          63         32         48         48         13         31
  U.K............................................          7         20          5          2          4          1
  Other foreign..................................         14         35         36          2          4          5
                                                         ---        ---        ---        ---        ---        ---
                                                          84         87         89         52         21         37
                                                         ---        ---        ---        ---        ---        ---
Gas
  United States
    Onshore......................................         65         49         38         39         23         15
    Offshore.....................................          7          9          8          4          3          3
                                                         ---        ---        ---        ---        ---        ---
                                                          72         58         46         43         26         18
  U.K............................................          1          2         --         --         --         --
                                                         ---        ---        ---        ---        ---        ---
                                                          73         60         46         43         26         18
                                                         ---        ---        ---        ---        ---        ---
Dry
  United States
    Onshore......................................         11          4          1          9          4          1
    Offshore.....................................         --          2          4         --          1          3
                                                         ---        ---        ---        ---        ---        ---
                                                          11          6          5          9          5          4
  U.K............................................         --         --          6         --         --          1
  Other foreign..................................         --         --          2         --         --         --
                                                         ---        ---        ---        ---        ---        ---
                                                          11          6         13          9          5          5
                                                         ---        ---        ---        ---        ---        ---
      Total......................................        168        153        148        104         52         60
                                                         ---        ---        ---        ---        ---        ---
                                                         ---        ---        ---        ---        ---        ---

    The following table sets forth the Company's gross and net producing oil and gas wells at December 31, 1995:

                          PRODUCING OIL AND GAS WELLS

                                                                          GROSS*                 NET
                                                                   --------------------  --------------------
                                                                      OIL        GAS        OIL        GAS
                                                                   ---------  ---------  ---------  ---------
United States
  Onshore........................................................      3,031        812      1,696        508
  Offshore.......................................................         51        110         31         63
                                                                   ---------        ---  ---------        ---
                                                                       3,082        922      1,727        571
Foreign:
  U.K............................................................        111          3         38         --
  Other foreign..................................................         41         --         13         --
                                                                   ---------        ---  ---------        ---
    Total........................................................      3,234        925      1,778        571
                                                                   ---------        ---  ---------        ---
                                                                   ---------        ---  ---------        ---

------------------------
*Gross producing wells include 136 multiple completion wells (more than one formation producing into the same well bore).

    The following table sets forth the Company's average revenues and production costs per unit of oil and gas production for 1995, 1994 and 1993:

                 AVERAGE PER UNIT REVENUES AND PRODUCTION COSTS

                                                                         YEAR ENDED DECEMBER 31
                                                                     -------------------------------
                                                                       1995       1994       1993
                                                                     ---------  ---------  ---------
Revenues:
  Crude and condensate (per bbl)
    U.S............................................................  $   16.44  $   14.69  $   15.96
    U.K............................................................  $   16.73  $   15.44  $   15.82
    Other foreign..................................................  $   14.51  $   14.89  $   16.91
    Worldwide......................................................  $   16.35  $   15.06  $   16.08
  Natural Gas (per mcf)
    U.S............................................................  $    1.73  $    1.87  $    1.96
    U.K............................................................  $    2.20  $    2.15  $    2.11
    Worldwide......................................................  $    1.77  $    1.90  $    1.98

Average production cost per unit of oil and gas production (per
 eb):*
  U.S.
    Operating costs................................................  $    3.64  $    3.96  $    3.67
    Production taxes...............................................        .72        .89        .99
                                                                     ---------  ---------  ---------
    Total production costs.........................................  $    4.36  $    4.85  $    4.66
  U.K.
    Operating costs................................................  $    6.45  $    6.13  $    7.12
    Production taxes...............................................       2.12       1.17        .51
                                                                     ---------  ---------  ---------
    Total production costs.........................................  $    8.57  $    7.30  $    7.63
  Other foreign
    Operating costs................................................  $    3.53  $    4.43  $    5.33
    Production taxes...............................................       4.95       5.71       8.50
                                                                     ---------  ---------  ---------
    Total production costs.........................................  $    8.48  $   10.14  $   13.83
  Worldwide
    Operating costs................................................  $    4.52  $    4.65  $    4.61
    Production taxes...............................................       1.43       1.39       1.46
                                                                     ---------  ---------  ---------
    Total production costs.........................................  $    5.95  $    6.04  $    6.07

------------------------
*Excludes natural gas liquids production.

ASSET DISPOSITIONS

    Assets are managed on a portfolio basis. The Company will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

    During 1995, the Company obtained 62, 37 and 1 percent of its U.S. crude production from primary, secondary and tertiary recovery methods. This compares to 55, 38 and 7 percent of its crude oil production in 1994. At December 31, 1995, the Company participated in no major tertiary oil recovery programs.

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

    CRUDE AND CONDENSATE

    During 1995, sales to J. Aron & Company and Chevron totaled approximately 15 and 13 percent of the Company's sales of crude oil and condensate. No other customer purchased more than 10 percent of the Company's sales of crude oil and condensate.

    Since most of the Company's crude and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business. In 1995, the ten largest customers, including
J. Aron & Company and Chevron accounted for approximately 59 percent of such sales.

    Currently, approximately 63 percent of domestic sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Company or the purchaser, with substantially all of the remainder of the domestic production being sold pursuant to contracts of varying terms of up to nine years in length.

    The Company markets its foreign crude oil production, which is sold under short-term contracts, on a cargo lot basis.

    NATURAL GAS

    During 1995 the Company marketed its natural gas production. Sales of natural gas into short-term markets averaged 46 percent of total sales. At year-end over 50 percent of total sales were contracted to end-users of natural gas on a term basis. Contract length of these term sales agreements ranges from three months to ten years.

    During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). Upon commencement of full operations, which is expected to occur in the second quarter of 1996, ProEnergy will purchase substantially all of its members' U.S. gas production at index prices.

    During 1995, the Company sold its natural gas production from the North Sea under long-term agreements with British Gas plc, which represented 12 percent of the Company's natural gas sales for 1995.

    During 1995, British Gas plc was the only customer who accounted for more than 10 percent of the Company's natural gas sales. The ten largest customers including British Gas plc, accounted for approximately 24 percent of total gas sales during 1995.

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

    The Company has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Company has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Company is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency (EPA). At the fourth and largest site, the Operating Industries, Inc. site in California, the Company has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.

    Based on the facts outlined above and the Company's ongoing analyses of the actions where it has been identified as a PRP, the Company believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs will not have a material impact on the Company's liquidity, capital resources or financial condition. While liability at superfund sites is typically joint and several, the Company has no reason to believe that defaults by other PRPs will result in liability of the Company materially larger than expected.

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

TECHNOLOGY

    The Company's exploration, development and production activities depend upon the use of applied technology. In support of this, the Company has 27 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Company's expenditures on technology activities, including employee-related costs, were $8 million, $11 million and $15 million for the years 1995, 1994 and 1993, respectively.

THE PARTNERSHIP

    Since December 1, 1985, the Company has functioned as the managing general partner for, and has conducted its business operations in the United States principally through the Partnership, a Delaware limited partnership. As of December 31, 1995, the Company had a 98 percent interest in the Partnership. The remaining 2 percent partnership interest is a limited partnership interest and is held by public unitholders in the form of depositary units. There were 7,543,100 depositary units outstanding at December 31, 1995.

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

EMPLOYEES

    At December 31, 1995, the number of full-time active employees of the Company was approximately 1,200.

ITEM 3.  LEGAL PROCEEDINGS

    Three federal securities actions, subsequently consolidated into a single action, brought against the Company and certain of its senior officers in 1992, alleging the Company made false and misleading statements about its financial prospects and, in particular, about its intentions to continue paying dividends at the same level as in the past have been dismissed by the U.S. District Court for the Northern District of Texas.

    The Company is involved in a number of legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Company. Management of the Company believes that any liabilities which may arise would not be material in relation to its financial position at December 31, 1995. The Company intends to maintain liability and other insurance of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

    On May 4, 1995, the Annual Meeting of Shareholders of Oryx Energy Company was held to vote on proposals as follows:

        (a) To elect three directors to Class I of the Company's Board of Directors.

                                                ROBERT B.          DAVID S.         CHARLES H. PISTOR,
                                                  GILL           HOLLINGSWORTH              JR.
                                              -------------  ---------------------  -------------------
Affirmative.................................    78,614,648          78,618,974            78,485,400
Negative....................................            --                  --                    --
Abstained...................................            --                  --                    --
Withheld....................................     4,111,225           4,106,899             4,240,473
Broker non-votes............................            --                  --                    --
Shares without executed proxies and not
 present for vote...........................    16,303,881          16,303,881            16,303,881
                                              -------------        -----------      -------------------
Shares entitled to vote.....................    99,029,754          99,029,754            99,029,754
                                              -------------        -----------      -------------------
                                              -------------        -----------      -------------------

        (b) To approve the appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1995.

Affirmative........................................................     80,664,625
Negative...........................................................      1,059,082
Abstained..........................................................      1,002,166
Withheld...........................................................             --
Broker non-votes...................................................             --
Shares without executed proxies and not present for vote...........     16,303,881
                                                                     ---------------
Shares entitled to vote............................................     99,029,754
                                                                     ---------------
                                                                     ---------------

        (c) To approve the stockholders proposal regarding reorganization of the Board of Directors into one class.

Affirmative........................................................     41,222,095
Negative...........................................................     30,447,844
Abstained..........................................................      1,757,076
Withheld...........................................................             --
Broker non-votes...................................................      9,298,858
Shares without executed proxies and not present for vote...........     16,303,881
                                                                     ---------------
Shares entitled to vote............................................     99,029,754
                                                                     ---------------
                                                                     ---------------

EXECUTIVE OFFICERS

    The following table sets forth information as to the Company's executive officers. All officers of the Company hold their offices at the pleasure of the Board of Directors.

                   NAME, AGE AND                                         BUSINESS EXPERIENCE
             POSITION WITH THE COMPANY                                  DURING PAST FIVE YEARS
---------------------------------------------------  ------------------------------------------------------------
Jerry W. Box, 57                                     Mr. Box has been  in this position  since December 7,  1995.
  Executive Vice President, Chief Operating Officer   From  December  1994  through November  1995  he  served as
  and Director                                        Executive Vice President, Exploration and Production.  From
                                                      January  1992  through November  1994,  he was  Senior Vice
                                                      President, Exploration and Production of the Company.  From
                                                      1987 to 1991, he was Vice President, Exploration.

                   NAME, AGE AND                                         BUSINESS EXPERIENCE
             POSITION WITH THE COMPANY                                  DURING PAST FIVE YEARS
---------------------------------------------------  ------------------------------------------------------------
David F. Chavenson, 43                               Mr. Chavenson assumed this position in October 1993. For the
  Treasurer                                           five years previous thereto, he was Assistant Treasurer and
                                                      Manager, Corporate Finance and Credit of the Company.
Sherri T. Durst, 46                                  Ms.  Durst has  been in  this position  since December 1993.
  General Auditor                                     From February 1990 to December 1993, she served as Manager,
                                                      Financial Processes. For  the six  years previous  thereto, she held the position of Financial Systems Project Manager.
Frances G. Heartwell, 49                             Ms.  Heartwell assumed  this position  on December  7, 1995.
  Vice President, Human Resources                     From February 1993 to December 1995, she served the Company
  and Administration                                  as  Director,  Human  Resources.  From  December  1991   to
                                                      February  1993, Ms. Heartwell was  Director of Employee and
                                                      Community Relations. Prior to December 1991, she served  as
                                                      Director of Administration.
Robert L. Keiser, 53                                 Mr.  Keiser  assumed this  position  in December  1994. From
  Chairman of the Board, Chief                        January 1992 through  November 1994, he  was President  and
  Executive Officer, and President                    Chief  Operating Officer of the  Company. From January 1990
                                                      through December 1991, he was President and Chief Executive
                                                      Officer of  Oryx  U.K. Energy  Company.  He was  also  Vice
                                                      President, International Exploration and Production for the
                                                      Company  from January 1990 until August 1990 and from April
                                                      1991 through December 1991.
William C. Lemmer, 51                                Mr. Lemmer assumed this position  on February 2, 1995.  From
  Vice President, General Counsel                     June  1994 until February 1995, he served as Vice President
  and Secretary                                       and General Counsel to the  Company. For the five  previous years, he was Chief Counsel to the Company.
Edward W. Moneypenny, 54                             Mr.  Moneypenny has been in  this position since December 1,
  Executive Vice President, Finance,                  1994. From  January  1992  through November  1994,  he  was
  Chief Financial Officer, and Director               Senior  Vice President, Finance and Chief Financial Officer
                                                      of the  Company.  From  1988  through  1991,  he  was  Vice
                                                      President,  Finance  and  Chief  Financial  Officer  of the
                                                      Company.
Robert L. Thompson, 49                               Mr. Thompson assumed this position on February 2, 1995. From
  Comptroller and Corporate                           February 1993 through January  1995, he served the  Company
  Planning Director                                   as  Director  of Business  Planning and  Acquisitions. From
                                                      January 1992  through  January  1993, he  was  Director  of
                                                      Planning  and Analysis and for  the three previous years he was Director of Financial Analysis.

                                    PART II

ITEM 5. MARKET FOR ORYX ENERGY COMPANY COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS

    Market for Oryx Energy Company Common Stock and Related Security Holder Matters on page 48 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference. The market exchange on which the Company's stock is traded is listed on the cover page of this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to page 17 of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to pages 13-16 of the Company's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following information in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 18-21; the Notes to Consolidated Financial Statements on pages 22-40; the Report of Independent Accountants on page 41; and the Supplementary Financial and Operating Information (Unaudited) on pages 42-45.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information on directors required by this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 3-5 of the Company's definitive Proxy Statement dated March 27, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" on pages 9-16 of the Company's definitive Proxy Statement dated March 27, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to sections entitled "Security Ownership of Certain Beneficial Owners" on page 2 and "Security Ownership of Management" on page 8 of the Company's definitive Proxy Statement dated March 27, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this report:

         1. Consolidated Financial Statements: The information in the Company's 1995 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

    Other   schedules  and  separate   financial  statements  of  unconsolidated
subsidiaries are omitted because the information is shown elsewhere in this report, is not required or is not applicable.

         2. Exhibits:

         *3.1   --         Restated  Certificate  of  Incorporation  of  the  Registrant,  as
                           currently in effect
        **3.2   --         Amended and Restated  Bylaws of  the Registrant,  as currently  in effect
       ***4.1   --         Form of Common Stock of the Registrant
      ****4.2   --         Rights  Agreement  dated as  of  September 11,  1990,  between the
                           Registrant and Manufacturers Hanover Trust Company
         +4.3   --         Indenture dated as of September  11, 1990, between the  Registrant and Manufacturers Hanover Trust Company
        ++4.4   --         First  Supplemental Indenture by and between  The Bank of New York and the Registrant
      +++10.1   --         Second Amended and  Restated Agreement of  Limited Partnership  of
                           Sun Energy Partners, L.P.
      +++10.2   --         Agreement of Limited Partnership of Sun Operating Limited Partner-
                           ship, as amended
         10.3   --         Registrant's  Directors' Deferred Compensation Plan As Amended and
                           Restated September 7, 1995
     ++++10.4              Registrant's Non-Employee Directors' Retirement Plan
     ++++10.5   --         Registrant's Pension Restoration Plan
       ++10.5a  --         Amendment to Registrant's Pension Restoration Plan
         10.6   --         Registrant's Executive Retirement Plan As Amended and Restated  as
                           of January 1, 1995
         10.6a  --         Amendment to Registrant's Executive Retirement Plan As Amended and
                           Restated as of January 1, 1995
     ++++10.7   --         Registrant's Executive Long-Term Incentive Plan
   ++++++10.7a  --         Amendment  to  Registrant's  Executive  Long-Term  Incentive Plan,
                           dated February 1, 1989
   ++++++10.7b  --         Amendment to  Registrant's  Executive  Long-Term  Incentive  Plan,
                           dated February 6, 1989
 ++++++++10.8   --         Registrant's  1992 Long-Term Incentive Plan As Amended Through De-
                           cember 2, 1993 and Restated
         10.9   --         Registrant's Savings Restoration Plan  As Amended and Restated  as
                           of September 6, 1995
         10.10  --         Registrant's  Executive Deferred Compensation  Plan as Amended and
                           Restated as of September 6, 1995
     ++++10.11  --         Registrant's Deferred Compensation and Benefits Trust
     ++++10.12  --         Registrant's Special Employee Severance Plan

 ++++++++10.13  --         Registrant's Amended and Restated Special Executive Severance Plan
        m10.14  --         Sale and Purchase Agreements by and between BP Petroleum  Develop-
                           ment Limited et al and the Registrant
       mm10.15  --         Oryx  Energy Company $500,000,000 Revolving Credit Agreement Dated
                           as of June 1, 1995
       mm10.16  --         Sale and Purchase Agreement by and between Novus Petroleum Limited and the Registrant dated February 17, 1995
       mm10.17  --         Sale and Purchase Agreement by  and between Union Texas  Petroleum
                           Limited and the Registrant dated May 31, 1995
       mm10.18  --         Sale  and  Purchase Agreement  by and  between Powergen  North Sea
                           Limited and the Registrant dated June 14, 1995
         12     --         Computation of Consolidated Ratio of Earnings to Fixed Charges and
                           Earnings  to   Fixed   Charges  and   Preferred   Stock   Dividend
                           Requirements
         13     --         Oryx Energy Company 1995 Annual Report to Shareholders
 ++++++++16     --         Accountant's Preferability Letter
      mmm19     --         Distribution   Agreement  dated   August  28,   1991  relating  to
                           Medium-Term Notes, Series A
       ++21     --         Subsidiaries
         23     --         Consent of Coopers & Lybrand L.L.P.
         24     --         Power of Attorney
         27     --         Financial Data Schedule

------------------------
       * Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-10053) filed with the Commission on May 15, 1992.
      ** Incorporated  by reference to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1990 (File No. 1-10053) filed with the Commission on November 14, 1990.
     *** Incorporated  by  reference  to  the Registrant's  Form  8-K  (File No.
         1-10053) filed with the Commission on September 25, 1990.
    **** Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 1-10053) filed with the Commission on September 19, 1990.
       + Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
      ++ Incorporated by reference to the  Registrant's Amendment No. 2 on  Form
         S-3 (File No. 33-33361) filed with the Commission on June 29, 1990.
     +++ Incorporated  by reference to the Form  SE of Sun Energy Partners, L.P.
         filed with the Commission on March 20, 1986.
    ++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-27723) filed with the Commission on March 22, 1989.
      ++ Incorporated  by reference  to the  Registrant's Annual  Report on Form
         10-K for the fiscal year ended December 31, 1991 (File No. 1-10053) filed with the Commission on March 19, 1992.
    ++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
  ++++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-33361) filed with the Commission on February 6, 1990.
++++++++ Incorporated  by reference  to the  Registrant's Annual  Report on Form
         10-K for the fiscal year ended December 31, 1994 (File No. 1-10053) filed with the Commission on March 23, 1995.

       m Incorporated  by  reference  to  the Registrant's  Form  8-K  (File No.
         1-10053) filed with the Commission on December 26, 1989.
      mm Incorporated by reference to the Registrant's Quarterly Report on  Form
         10-Q for the quarter ended June 30, 1995 (File No. 1-10053) filed with the Commission on August 9, 1995.
     mmm Incorporated by reference to the Registrant's Quarterly Report on  Form
         10-Q for the quarter ended September 30, 1991 (File No. 1-10053) filed with the Commission on November 14, 1991.

    (b)  Reports on Form 8-K:

    On October 17, 1995, the Company filed Form 8-K to report a series of related asset dispositions which the Company has entered into in 1995. (See Note 3 to the Consolidated Financial Statements).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          ORYX ENERGY COMPANY

                                          By:      /s/  EDWARD W. MONEYPENNY

                                          --------------------------------------
                                                      Edward W. Moneypenny
                                             EXECUTIVE VICE PRESIDENT, FINANCE,
                                                CHIEF FINANCIAL OFFICER, AND
                                                         DIRECTOR
Date: March 27, 1996

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

                       JERRY W. BOX*                          Executive Vice President, Chief
        -------------------------------------------            Operating Officer and Director
                        Jerry W. Box

                    WILLIAM E. BRADFORD*                      Director                                  March 27, 1996
        -------------------------------------------
                    William E. Bradford

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