Form 10-Q
period 1996-03-31
ORYX ENERGY CO
filed 1996-05-15
CIK 836442

19

					 UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				 WASHINGTON, D.C.  20549

					   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1996

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



	The number of shares of common stock, $1 par value, outstanding on April 30, 1996 was 104,604,850.

				   ORYX ENERGY COMPANY


						INDEX



											   Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

		Condensed Consolidated Statements of Income
		for the Three Months Ended March 31, 1996
		and 1995 ..................................      3

		Condensed Consolidated Balance Sheets at
		March 31, 1996 and December 31, 1995 ......      4

		Condensed Consolidated Statements of Cash
		Flows for the Three Months Ended March 31,
		1996 and 1995 .............................      5

		Notes to Condensed Consolidated Financial
		Statements ................................      6

		Report of Independent Accountants .........     10

  Item 2. Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations ................................     11


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
		Holders ..................................      14


SIGNATURE ..........................................      16

					    PART I
				  FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
								    For the Three Months
(Millions of Dollars, Except                   Ended March 31
Per Share Amounts)                            1996        1995
								   --------------------
										(Unaudited)
Revenues
  Oil and gas                               $   248      $  299
  Other                                         (1)         (6)
								    -------      ------
									  247         293
								    -------      ------
Costs and Expenses
  Operating costs                                58          91
  Production taxes                               26          38
  Exploration costs                              11          13
  Depreciation, depletion and amortization       63          74
  General and administrative expense             15          18
  Interest and debt expense                      29          40
  Interest capitalized                           (3)         (2)
								    --------     -------
									   199         272
								    --------     -------

Income Before Provision for Income Taxes         48          21
Provision for Income Taxes (Note 3)              17           6
Remeasurement of Foreign Deferred Tax
  (Note 3)                                       (1)          2
								    --------    --------

Net Income                                  $    32      $   13
								    ========    ========

Net Income Per Share of Common Stock        $   .31      $  .13
								    ========    ========

Weighted Average Number of Common Shares
    Outstanding (in millions)                 104.6        99.1
								    ========    ========


				(See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
								 March 31   December 31
(Millions of Dollars)                      1996         1995
								 ----------------------
							    (Unaudited)
Assets

Current Assets
  Cash and cash equivalents              $    10      $    20
  Accounts receivable and other current
  assets                                     166          161
								 --------     --------
Total Current Assets                         176          181
Properties, Plants and Equipment
  (Note 4)                                 1,444        1,426
Deferred Charges and Other Assets             62           59
								 --------     --------

Total Assets                             $ 1,682      $ 1,666
								 ========     ========

Liabilities and Shareholders' Deficit

Current Liabilities
  Accounts payable                       $   125      $   106
  Accrued liabilities                        196          196
Current portion of long-term debt            116          152
								 --------     --------
Total Current Liabilities                    437          454
Long-Term Debt                             1,038        1,051
Deferred Income Taxes                        220          207
Deferred Credits and Other Liabilities       162          163
Shareholders' Deficit (Note 5)
  Common stock, par value $1 per share       124          124
  Additional paid-in capital               1,821        1,821
  Accumulated deficit                     (1,021)      (1,051)
								 -------      -------
									924          894

  Less:  Common stock in treasury,
	    at cost                          (1,000)      (1,004)
	    Loan to ESOP                        (99)         (99)
								  -------      -------
Shareholders' Deficit                       (175)        (209)
								  -------      -------

Total Liabilities and Shareholders'
  Deficit                                $ 1,682      $ 1,666
								 ========     ========


The successful efforts method of accounting is followed.


				(See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

									For the Three Months
									   Ended March 31
(Millions of Dollars)                           1996      1995
									--------------------
									    (Unaudited)
Cash and Cash Equivalents From Operating Activities
  Net income                                 $    32    $    13
  Adjustments to reconcile net income to
    net cash flow from operating activities:
	Depreciation, depletion and amortization     63         74
	Dry hole costs and leasehold impairment       3          4
	Loss (gain) on sale of assets, net
	  of taxes                                   (1)         2
	Deferred income taxes                        15         11
	Remeasurement of foreign deferred tax        (1)         2
	Other                                         1          6
									 -------    -------
									    112        112

	Changes in working capital:
	  Accounts and notes receivable and
	    other  current assets                   (5)        (4)
	  Accounts payable and accrued
	    liabilities                             22        (39)
									 ------     ------

Net Cash Flow Provided From Operating
	  Activities                               129         69
									 ------     ------

Investing Activities
  Capital expenditures                          (86)       (65)
  Proceeds from divestments, net of
	  current taxes                              4         36
  Other                                          (9)        (3)
									 ------     ------

Net Cash Flow Used For Investing
	  Activities                               (91)       (32)
									 ------     ------

Financing Activities
  Proceeds from borrowings                       16         29
  Repayments of long-term debt                  (64)       (62)
									 ------     ------

Net Cash Flow Used For Financing
	  Activities                               (48)       (33)
									 ------     ------

Changes In Cash and Cash Equivalents            (10)         4
Cash and Cash Equivalents at Beginning
	  of Period                                 20         10
									 ------     ------
Cash and Cash Equivalents at End
	  of Period                              $  10      $  14
									 ======     ======

				(See Accompanying Notes)

				   ORYX ENERGY COMPANY
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

	The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year 1996.

	Statements of Cash Flows

	Amounts paid for interest and income taxes were as follows:

						  Three Months Ended March 31
							   1996         1995
						  ---------------------------
							(Millions of Dollars)
	Interest paid (net of
	   capitalized amounts)        $  15         $  46
	Income taxes paid              $   -         $   3

	In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed Consolidated Statements of Cash Flows.


2.   Provision for Restructuring

	In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.

				   ORYX ENERGY COMPANY
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
					  (continued)

2.   Provision for Restructuring (continued)

	An analysis of the 1995 provision for restructuring follows:
											 1996
						    Activity  Balance   Activity Balance
				    Initial   through     at      through    at
				   Provision  12/31/95  12/31/95  3/31/96  3/31/96
				   ---------  --------  --------  -------  -------
						   (Millions of Dollars)
	Termination and
	  associated costs*  $  10     $  1     $  9      $  1    $  8
	SFAS No. 88 and
	  SFAS No. 106
	  (retirement and
	  postretirement
	  costs)**               5        5        -         -       -
	Office lease
	  obligation***         14        -       14         1      13
					 -----    -----     ----      ----    ----
	   Total              $ 29     $  6     $ 23      $  2    $ 21
					 =====    =====     ====      ====    ====

		   *   Termination and associated cash costs are
			  primarily comprised of severance pay and associated employee benefit costs for 250 operational and administrative employees. Management expects to complete such payments by the end of 1997.

		  **   Costs primarily represent non-cash adjustments
			  due to special termination benefits and the acceleration of a portion of the transition obligation as a result of a reduction in the remaining expected future years of service of active employees.

		 ***   Represents contractual obligations existing
			  prior to the commitment date that will continue with no economic benefit to the Company.

	The costs of the 1994 restructuring were substantially complete at 12/31/95. As a result of $1 million of termination payments made during the first quarter of 1996, costs of the 1994 restructuring have been completed.

				   ORYX ENERGY COMPANY
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
					  (continued)



3.   Income Taxes

	The Company's provisions for income taxes for the three months ended March 31, 1996 and 1995 reflect provisions of $17 million and $6 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

	The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three months ended March 31, 1996 and 1995 increased $1 million and decreased $2 million from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.


4.   Properties, Plants and Equipment

	At March 31, 1996 and December 31, 1995, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

							   March 31   December 31
								1996        1995
							   ----------------------
							    (Millions of Dollars)

	Gross investment............    $  5,193    $  5,133
	Less accumulated
	  depreciation, depletion
	  and amortization..........       3,749       3,707
							  --------    --------
	Net investment..............    $  1,444    $  1,426
							  ========    ========

				   ORYX ENERGY COMPANY
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
					  (continued)


5.   Shareholders' Deficit

	Shares   of  the  Company's  preferred  and  common   stocks
	authorized, issued, outstanding and in treasury at March 31,
	1996 and December 31, 1995 were as follows:
												In
				   Authorized  Issued   Outstanding  Treasury
				   ----------  ------   -----------  --------
						(Thousands of Shares)
	March 31, 1996
	 Preferred stock     15,000         -            -        -
	 Preference stock     7,741         -            -        -
	 Common stock       250,000   126,704      104,590 (19,112)
	December 31, 1995
	 Preferred stock     15,000         -            -        -
	 Preference stock     7,741         -            -        -
	 Common stock       250,000   126,704      104,455 (19,247)

			 REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


						  /s/   COOPERS & LYBRAND L.L.P.

Dallas, Texas
May 15, 1996

Item 2.   Management's  Discussion  and  Analysis  of   Financial
		Condition and Results of Operations


FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $10 million over the three months ended March 31, 1996. The decrease was comprised of $129 million of net cash flow provided from operating activities, $91 million of net cash flow used for investing activities and $48 million of net cash flow used for financing activities. The $129 million in net cash flow provided from operating activities consisted of $112 million in net cash flow provided from operating activities before changes in current assets and liabilities and $17 million provided from changes in current assets and liabilities. The $112 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil and natural gas prices, lower debt levels and reduced operating costs. The $17 million of net cash flow provided from changes in current assets and liabilities consisted of a $22 million increase in accounts payable and accrued liabilities and a $5 million increase in accounts receivable.

The $91 million in net cash flow used for investing activities and the $48 million in net cash flow used for financing activities are primarily due to a cash use of $86 million for capital expenditures and a cash use of $48 million for net decreases in debt.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
		Condition and Results of Operations - continued


RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1996 was $32 million, or $.31 per share, as compared to net income of $13 million, or $.13 per share for the quarter ended March 31, 1995. Revenues for the 1996 first quarter were $247 million versus $293 million for the first quarter of 1995.

Compared to the same quarter last year, worldwide crude oil prices increased by $.91 per barrel and U.S. natural gas prices increased by $.34 per mcf. Daily production rates for the quarter decreased by 24 percent as a direct result of asset sales. Cost reductions outpaced the decline in production, with total costs and expenses lower by $73 million, or 27 percent below the first quarter of 1995. A $60 million reduction in cash costs accounted for most of the improvement, representing a 31 percent decrease from levels a year ago. The combination of an improved asset portfolio, lower debt levels and reduced operating costs generated unit cost reductions in both total costs and cash expenses. Total costs and expenses per equivalent barrel were $12.09 in the first quarter, a reduction of $.63 from a year ago, while cash costs per equivalent barrel declined by $.90 to $8.28. For the second quarter, the Company anticipates both a higher level of exploration activity and a step-up in workover expense.

The 1996 first quarter includes a $1 million net gain from asset sales and a $1 million benefit for the remeasurement of foreign deferred taxes. By comparison, the 1995 first quarter included a $2 million charge for the remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the three months ended March 31, 1996 was 102 thousand barrels daily compared to average net production for the three months ended March 31, 1995 of 137 thousand barrels daily. Average net production of crude oil and condensate was 45 thousand barrels daily in the United States and 57 thousand barrels daily from foreign locations during the three months ended March 31, 1996, compared to 49 thousand barrels daily in the United States and 88 thousand barrels daily from foreign locations in the first quarter of 1995. The average worldwide crude oil and condensate price in the first quarter of 1996 was $17.37 per barrel compared to $16.46 per barrel in the first quarter of 1995.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
		Condition and Results of Operations - continued


RESULTS OF OPERATIONS (continued)


Average worldwide net production of natural gas was 473 million cubic feet daily for the three months ended March 31, 1996, compared to 603 million cubic feet in the three months ended March 31, 1995. Average net production of natural gas was 466 million cubic feet daily in the United States and 7 million cubic feet daily from the United Kingdom in the first quarter of 1996, compared to 504 million cubic feet daily in the United States and 99 million cubic feet daily from the United Kingdom in the first quarter of 1995. The average worldwide price of natural gas for the first quarter of 1996 was $2.03 per thousand cubic feet compared to $1.77 per thousand cubic feet in the first quarter of 1995.

					    PART II
				    OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

	On May 2, 1996, the Annual Meeting of Shareholders of Oryx Energy Company was held to vote on proposals as follows:

			(a) To elect three directors to Class II of the Company's Board of Directors.

					Robert L.     Paul R.         Ian L.
					  Keiser      Seegers     White-Thomson
					----------   ----------   -------------
		Affirmative    79,941,770   79,941,727     79,949,037
		Negative                -            -              -
		Abstained               -            -              -
		Withheld        3,174,241    3,174,284      3,166,974
		Broker non-votes        -            -              -
		Shares without
		   executed
		   proxies
		   and not
		   present
		   for vote    21,450,693   21,450,693     21,450,693
				    -----------  -----------    -----------
		Shares entitled
		   to vote    104,566,704  104,566,704    104,566,704
				    ===========  ===========    ===========

			(b) To approve the appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1995.

		Affirmative                   82,056,185
		Negative                         734,889
		Abstained                        324,419
		Withheld                               -
		Broker non-votes                     518
		Shares without executed
		   proxies and not present
		   for vote                   21,450,693
							    -----------
		Shares entitled to vote      104,566,704
							    ===========

					    PART II
			   OTHER INFORMATION - continued


			(c)    To   approve   the  Equity   and   Deferred
			Compensation Plan for Non-Employee Directors.

		Affirmative                   77,181,847
		Negative                       5,212,172
		Abstained                        479,074
		Withheld                               -
		Broker non-votes                 242,918
		Shares without executed
		   proxies and not present
		   for vote                   21,450,693
							    -----------
		Shares entitled to vote      104,566,704
							    ===========


	  (d)     To approve the Executive Variable Incentive Plan.

		Affirmative                   77,296,672
		Negative                       5,212,523
		Abstained                        605,998
		Withheld                               -
		Broker non-votes                     818
		Shares without executed
		   proxies and not present
		   for vote                   21,450,693
		Shares entitled to vote      104,566,704


Item 6.  Exhibits and Reports on Form 8-K

	  (a)     Exhibits:

			12   Computation of Consolidated Ratios
				of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

		    *15   Accountant's  letter  regarding
				unaudited interim financial information.

			27   Financial Data Schedule

			28   Awareness letter of Coopers & Lybrand L.L.P.

	   *      Attached as page 18 to this Form 10-Q.

	  (b)     Reports on Form 8-K:

			The Company did not file any reports on Form
			8-K during the quarter ended March 31, 1996.

					   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	ORYX ENERGY COMPANY





BY:  /s/ EDWARD W. MONEYPENNY
	------------------------
	    Edward W. Moneypenny
	    (Executive Vice President, Finance,
		and Chief Financial Officer)



DATE:   May 15, 1996

					  EXHIBIT 12

				   ORYX ENERGY COMPANY
		COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS
	  TO FIXED CHARGES AND EARNINGS TO FIXED CHARGES AND
	 PREFERRED STOCK DIVIDEND REQUIREMENTS - UNAUDITED (a)

				  (Millions of Dollars)
										Three Months
									    Ended March 31
										    1996
									    --------------
RATIO OF EARNINGS TO FIXED CHARGES:
Fixed Charges:
 Consolidated interest cost and debt expense         $  29
 Interest allocable to rental expense (b)                3
										   ------
   Total                                             $  32
										   ======

Earnings:
 Consolidated income before provision for
   income taxes                                      $  48
 Fixed charges                                          32
 Interest capitalized                                   (3)
 Amortization of previously capitalized
   interest                                              1
										   ------
   Total                                             $  78
										   ======

Ratio of Earnings to Fixed Charges                    2.44
										   ======

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED
  STOCK DIVIDEND REQUIREMENTS:
Fixed Charges:
 Consolidated interest cost and debt expense         $  29
 Preferred stock dividend requirements                   -
 Interest allocable to rental expense (b)                3
										   ------
   Total                                             $  32
										   ======

Earnings:
 Consolidated income before provision for
   income taxes                                      $  48
 Fixed charges                                          32
 Interest capitalized                                   (3)
 Amortization of previously capitalized interest         1
										   ------
   Total                                             $  78
										   ======

Ratio of Earnings to Fixed Charges                    2.44
										   ======


(a)  The consolidated financial statements of Oryx Energy Company
	include the accounts of all subsidiaries (more than 50 percent owned and/or controlled).

(b) Represents one-third of total operating lease rental expense which is that portion deemed to be interest.

					  EXHIBIT 28

Securities and Exchange Commission
450 Fifth Street, Northwest
Washington, D.C.  20549
Attn.:  Document Control

Re:  Oryx Energy Company Form 10-Q

We  are aware that our report dated May 15, 1996 on our review of the  interim condensed consolidated balance sheet of Oryx  Energy
Company  and  its  Subsidiaries as of March  31,  1996,  and  the
related  condensed  consolidated statements of  income  and  cash flows  for  the  three  months ended March  31,  1996  and  1995, included in this Form 10-Q, is incorporated by reference  in  the following registration statements:
									   Registration No.
On Form S-3 for:

  Oryx Energy Company $500,000,000 Debt
  Securities; Preferred Stock; and Common
  Stock                                             33-45611

  Oryx Energy Company $600,000,000 Debt
  Securities                                        33-33361

  Oryx Energy Company 7,259,394 shares of
  Common Stock                                      33-36799

On Form S-8 for:

  Oryx Energy Company 1992 Long-Term Incentive
  Plan                                              33-42695

  Oryx Energy Company Long-Term Incentive Plan      33-25032

  Oryx Energy Company Capital Accumulation Plan     33-24918

  Oryx Energy Company Equity and Deferred
	Compensation Plan for Non-Employee Directors  333-03075

  Oryx Energy Company Executive Variable
  Incentive Plan                                   333-03089

Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

					/s/  Coopers & Lybrand L.L.P.

Dallas, Texas
May 15, 1996