Form 10-K/A
period 1995-12-31
ORYX ENERGY CO
filed 1996-06-07
CIK 836442

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              -------------

                               FORM 10-K/A


                     AMENDMENT TO APPLICATION OR REPORT

             FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                           ORYX ENERGY COMPANY

          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                            AMENDMENT NO. 1


The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

    Part IV.    Item 14.     Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Oryx Energy Company

                                By:  /s/ EDWARD W. MONEYPENNEY
                                     -------------------------------------
                                     Edward W. Moneypenny
                                     Executive Vice President, Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date: May 31, 1996


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                 PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Registrant hereby amends Item 14(a) by filing the following exhibit thereto:

      99.1 Form 11-K for the fiscal year ended December 31, 1995, of the Oryx Energy Company Capital Accumulation Plan