Form 10-Q
period 1996-06-30
ORYX ENERGY CO
filed 1996-08-12
CIK 836442

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         June 30, 1996

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




      The number of shares of common stock, $1 par value, outstanding on August 1, 1996 was 104,712,028.

                       ORYX ENERGY COMPANY


                              INDEX



                                                                 Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 1996 and 1995....     3

         Condensed Consolidated Balance Sheets at June 30,
         1996 and December 31, 1995...........................     4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 1996 and 1995..........     5

         Notes to Condensed Consolidated Financial Statements.     6

         Report of Independent Accountants....................    10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............    11


PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K.................     14

SIGNATURE....................................................     15

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                  For the Three Months    For the Six  Months
(Millions of Dollars, Except          Ended June 30          Ended June 30
Per Share Amounts)                    1996    1995           1996    1995
                                                (Unaudited)
Revenues
  Oil and gas                      $   256  $  272         $  504   $  571
  Other                                 (3)     13             (4)       7
                                   -------  ------         ------   ------
                                       253     285            500      578
                                   -------  ------         ------   ------
Costs and Expenses
  Operating costs                       57      91            115      182
  Production taxes                      36      30             62       68
  Exploration costs                     14      13             25       26
  Depreciation, depletion and
    amortization                        66      72            129      146
  General and administrative
    expense                             14      16             29       34
  Interest and debt expense             27      39             56       79
  Interest capitalized                  (4)     (2)            (7)      (4)
                                    ------  ------         ------   ------
                                       210     259            409      531
                                    ------  ------         ------   ------
Income Before Extraordinary
  Item and Provision for Income
  Taxes                                 43      26             91       47
Provision for Income Taxes (Note 3)     14       2             31        8
Remeasurement of Foreign Deferred
  Tax (Note 3)                           1      (1)             -        1
                                    ------  ------         ------   ------
Income Before Extraordinary Item        28      25             60       38
Extraordinary Item (Note 4)              -     (14)             -      (14)
                                    ------  ------         ------   ------
Net Income                          $   28  $   11         $   60   $   24
                                    ======  ======         ======   ======
Income Per Share of
  Common Stock:
  Before extraordinary item         $  .27  $  .25         $  .57   $  .38
  Extraordinary item                     -    (.14)             -     (.14)
                                    ------  ------         ------   ------
Net income                          $  .27  $  .11         $  .57   $  .24
                                    ======  ======         ======   ======
Weighted Average Number of Common
  Shares Outstanding (in millions)   104.9   102.5          104.8    100.8
                                    ======  ======         ======   ======
                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30    December 31
(Millions of Dollars)                             1996         1995
                                              (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                    $    13       $    20
  Accounts receivable and other current assets     166           161
                                               -------       -------
Total Current Assets                               179           181
Properties, Plants and Equipment (Note 4)        1,469         1,426
Deferred Charges and Other Assets                   62            59
                                               -------       -------
Total Assets                                   $ 1,710       $ 1,666
                                               =======       =======
Liabilities and Shareholders' Deficit

Current Liabilities
  Accounts payable                             $   121       $   106
  Accrued liabilities                              176           196
  Current portion of long-term debt                 16           152
                                               -------       -------
Total Current Liabilities                          313           454
Long-Term Debt (Note 5)                          1,150         1,051
Deferred Income Taxes                              238           207
Deferred Credits and Other Liabilities             154           163
Shareholders' Deficit (Note 6)
  Common stock, par value $1 per share             124           124
  Additional paid-in capital                     1,821         1,821
  Accumulated deficit                             (994)       (1,051)
                                               -------       -------
                                                   951           894

  Less common stock in treasury, at cost;
    19,026,858 and 19,247,112 shares in 1996
    and 1995                                      (997)       (1,004)
  Loan to ESOP                                     (99)          (99)
                                               -------       -------
Shareholders' Deficit                             (145)         (209)
                                               -------       -------
Total Liabilities and Shareholders' Deficit    $ 1,710       $ 1,666
                                               =======       =======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Six Months
                                                       Ended June 30
(Millions of Dollars)                                  1996      1995
                                                         (Unaudited)

Cash and Cash Equivalents From Operating Activities
  Net income                                         $   60    $   24
  Adjustments to reconcile net income to net
    cash from operating activities:
     Depreciation, depletion and amortization           129       146
     Dry hole costs and leasehold impairment             10         8
     Gain on sale of assets, net of taxes                 -       (14)
     Deferred income taxes                               28        26
     Extraordinary item                                   -        14
     Remeasurement of foreign deferred tax                -         1
     Other                                                -         6
                                                     ------    ------
                                                        227       211

     Changes in working capital:
       Accounts receivable and other current assets      (5)      (20)
       Accounts payable and accrued liabilities           -       (40)
                                                     ------    ------
Net Cash Flow Provided From Operating Activities        222       151
                                                     ------    ------
Investing Activities
  Capital expenditures                                 (185)     (129)
  Proceeds from divestments, net of current taxes         4       123
  Other                                                 (11)       (7)
                                                     ------    ------
Net Cash Flow Used For Investing Activities            (192)      (13)
                                                     ------    ------
Financing Activities
  Proceeds from borrowings                              109        10
  Repayments of long-term debt                         (146)     (144)
                                                     ------    ------
Net Cash Flow Used For Financing Activities             (37)     (134)
                                                     ------    ------
Changes In Cash and Cash Equivalents                     (7)        4
Cash and Cash Equivalents at Beginning of Period         20        10
                                                     ------    ------
Cash and Cash Equivalents at End of Period           $   13    $   14
                                                     ======    ======

                    (See Accompanying Notes)

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the six months ended June 30, 1996 are not necessarily indicative of the results for the full year 1996.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                            Six Months Ended June 30
                                                1996     1995
                                            (Millions of Dollars)
            Interest paid (net of capitalized
              amounts)                        $   45    $  84
            Income taxes paid                 $    2    $   4

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

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


2.   Provision for Restructuring (continued)

     An analysis of the 1995 restructuring liability follows:
                                        1996       1996
                             Balance    First     Second    Balance
                               at      Quarter    Quarter     at
                            12/31/95   Activity  Activity   6/30/96
                                    (Millions of Dollars)
     Termination and
       associated costs*      $  9      $  1       $  6      $  2
     Office lease
       obligation**             14         1          1        12
                              ----      ----       ----      ----
        Total                 $ 23      $  2       $  7      $ 14
                              ====      ====       ====      ====

            * Termination and associated cash costs are primarily comprised of severance pay and associated employee benefit costs for 250 operational and administrative employees. Management expects to complete such payments by the end of 1997.

           ** Represents contractual obligations existing prior to the commitment date that will continue with no economic benefit to the Company.

     The  costs  of  the  1994 restructuring  were  substantially
     complete  at  12/31/95.   As  a  result  of  $1  million  of
     termination payments made during the first quarter of 1996, costs of the 1994 restructuring were completed.

3.   Income Taxes

     The Company's provisions for income taxes for the three and six months ended June 30, 1996 were $14 million and $31 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


3.   Income Taxes (continued)

     The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three months ended June 30, 1996 decreased $1 million while reported earnings for the three and six months ended June 30, 1995 increased $1 million and decreased $1 million from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.


4.   Properties, Plants and Equipment

     At June 30, 1996 and December 31, 1995, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                              June 30   December 31
                                                1996        1995
                                              (Millions of Dollars)

          Gross investment .................   $5,271      $5,133
          Less accumulated depreciation,
            depletion and amortization .....    3,802       3,707
                                               ------      ------
          Net investment ...................   $1,469      $1,426
                                               ======      ======

5.   Long-Term Debt

     Effective June 1, 1995, the Company replaced its $620 million revolving credit facility with a $500 million revolving credit facility which matures on June 30, 1998. In connection therewith, the Company recognized a non-cash extraordinary loss of $14 million (net of $8 million of income tax) from the write off of debt issuance costs deferred under the $620 million revolving credit facility.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


6.   Shareholders' Deficit

     Shares   of  the  Company's  preferred  and  common   stocks
     authorized, issued, outstanding and in treasury at June 30, 1996 and December 31, 1995 were as follows:
                                                            In
                         Authorized   Issued Outstanding Treasury
                                  (Thousands of Shares)
     June 30, 1996
      Preferred stock       15,000        -          -        -
      Preference stock       7,741        -          -        -
      Common stock         250,000  126,704    104,675 (19,027)
     December 31, 1995
      Preferred stock       15,000        -          -        -
      Preference stock       7,741        -          -        -
      Common stock         250,000  126,704    104,455 (19,247)


7.   Subsequent Events

     On July 11, 1996, the Company issued $150 million 8 3/8% notes Due July 15, 2004. The net proceeds of $148.5 million were used to refinance debt outstanding under the Company's Revolving Credit Agreement, uncommitted lines of credit and
     commercial  paper.   These vehicles had  been  utilized  to
     refinance $100 million of the Company's 9.30% Notes that matured in May 1996 and $35 million of the Company's 6.05%
     Medium  Term  Notes  that matured  in  February  1996.   The
     Company has an additional $12 million of 8.92% Medium Term Notes that will mature in the fourth quarter of 1996. Borrowings to be refinanced with the net proceeds have a final maturity of up to two years, and as of June 30, 1996 had a weighted average interest rate of 6.21%.

     On July 30, 1996, the Company announced its agreement to acquire all of Chevron's interests in the Ninian, Hutton, Lyell and Murchison fields as well as Columba and surrounding acreage in the U.K. North Sea for $140 million and to assign 35 percent of the interests to Ranger Oil Limited, subject to partner pre-emption. In the first half of the year, the Company estimates that Chevron's total interest being acquired would have generated about $46 million of pre-tax cash flow or $10.40 per barrel produced. Proved reserves being acquired were about 50 million barrels at 1/1/96, which equates to an acquisition cost of $2.80 per barrel. Oryx operates three of the fields and expects to become operator of Ninian. Through a combination of major cost reductions and reservoir enhancements, the Company expects to extend the productive lives of the fields it operates, thereby recovering additional reserves and generating incremental income and cash flow. Such actions are expected to result in the addition of approximately 7 million barrels of proved reserves for Oryx on its pre-transaction equity interest. The Company plans to fund its share of the acquisition with internally generated cash flow and, therefore, does not anticipate any permanent increase in its $1.2 billion total debt level. The agreement is subject to obtaining relevant consents and U.K. government approvals. Closing is scheduled for later in the year.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1996, the related condensed consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


             /s/  COOPERS & LYBRAND L.L.P.


Dallas, Texas
August 5, 1996

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION


The Company's cash and cash equivalents decreased by $7 million over the six months ended June 30, 1996. The decrease was comprised of $222 million of net cash flow provided from operating activities, $192 million of net cash flow used for investing activities and $37 million of net cash flow used for financing activities. The $222 million in net cash flow provided from operating activities consisted of $227 million in net cash flow provided from operating activities before changes in current assets and liabilities and $5 million used for changes in current assets and liabilities. The $227 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower costs and increased crude oil and natural gas prices. The $5 million of net cash flow used for changes in current assets and liabilities consisted of a $5 million increase in accounts receivable and other current assets.


The $192 million in net cash flow used for investing activities and the $37 million in net cash flow used for financing activities are primarily due to cash uses of $185 million for capital expenditures and $37 million from net decreases in debt.


In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

On  July 11, 1996, the Company issued $150 million 8 3/8% notes
Due July  15, 2004.  The net proceeds of $148.5 million were used to refinance debt outstanding under the Company's Revolving Credit Agreement, uncommitted lines of credit and commercial paper. These vehicles had been utilized to refinance $100 million of the Company's 9.30% Notes that matured in May 1996 and $35 million of the Company's 6.05% Medium Term Notes that matured in
February  1996.   The Company has an additional  $12  million  of
8.92% Medium Term Notes that will mature in the fourth quarter of
1996.   Borrowings to be refinanced with the net proceeds have  a
final maturity of up to two years, and as of June 30, 1996 had a weighted average interest rate of 6.21%.

On July 30, 1996, the Company announced its agreement to acquire all of Chevron's interests in the Ninian, Hutton, Lyell and Murchison fields as well as Columba and surrounding acreage in the U.K. North Sea for $140 million and to assign 35 percent of the interests to Ranger Oil Limited, subject to partner pre-emption. In the first half of the year, the Company estimates that Chevron's interest being acquired would have generated about $46 million of pre-tax cash flow or $10.40 per barrel produced. Proved reserves being acquired were about 50 million barrels at 1/1/96, which equates to an acquisition cost of $2.80 per barrel. Oryx operates three of the fields and expects to become operator of Ninian. Through a combination of major cost reductions and reservoir enhancements, the Company expects to extend the

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


FINANCIAL CONDITION (continued)

productive lives of the fields it operates, thereby recovering additional reserves and generating incremental income and cash flow. Such actions are expected to result in the addition of approximately 7 million barrels of proved reserves for Oryx on its pre-transaction equity interest. The Company plans to fund its share of the acquisition with internally generated cash flow and, therefore, does not anticipate any permanent increase in its $1.2 billion total debt level. The agreement is subject to obtaining relevant consents and U.K. government approvals. Closing is scheduled for later in the year.


RESULTS OF OPERATIONS - SIX MONTHS

The Company's net income for the six months ended June 30, 1996 was $60 million, or $.57 per share, as compared to net income of $24 million, or $.24 per share for the first six months of 1995. Revenues for the six months were $500 million in 1996 versus $578 million in 1995. Year-to-date results for 1995 include a $14 million net gain on the sale of assets, a $14 million extraordinary net charge for debt issue costs and a $1 million charge for remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the six months ended June 30, 1996 was 100 thousand barrels daily compared to average net production for the six months ended June 30, 1995 of 128 thousand barrels daily. Average net production of crude oil and condensate was 44 thousand barrels daily in the United States and 56 thousand barrels daily from foreign locations during the six months ended June 30, 1996, compared to 48 thousand barrels daily in the United States and 80 thousand barrels daily from foreign locations during the six months ended June 30, 1995. The worldwide crude oil and condensate price for the first six months of 1996 was $18.19 per barrel compared to $16.69 per barrel for the first six months of 1995.

Average worldwide net production of natural gas was 479 million cubic feet daily for the six months ended June 30, 1996, compared to 578 million cubic feet in the six months ended June 30, 1995. Average net production of natural gas was 471 million cubic feet daily in the United States and 8 million cubic feet daily from the United Kingdom in the first six months of 1996, compared to 494 million cubic feet daily in the United States and 84 million cubic feet daily in the United Kingdom in the first six months of 1995. The worldwide price of natural gas for the first six months of 1996 was $1.99 per thousand cubic feet compared to $1.77 per thousand cubic feet for the first six months of 1995.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - THREE MONTHS

The Company's net income for the quarter ended June 30, 1996 was $28 million, or $.27 per share, as compared to net income of $11 million, or $.11 per share for the same quarter last year. Revenues for the 1996 second quarter were $253 million versus $285 million for the second quarter of 1995.

The 1996 second quarter includes a $1 million net loss from asset sales and a $1 million charge for the remeasurement of foreign deferred taxes. By comparison, the 1995 second quarter included a $14 million net gain on sale of assets, an offsetting $14 million extraordinary net charge associated with refinancing and a $1 million benefit for the remeasurement of foreign deferred taxes.

Compared to the same quarter last year, worldwide liquids prices increased by $2.09 per barrel and U.S. natural gas prices increased by $.25 per thousand cubic feet. Daily production rates for the quarter declined 15 percent as a result of asset sales.

The Company's results continue to reflect the benefits of its cost reduction efforts. Total costs and expenses were lower by $49 million, or 19 percent, than in the second quarter of 1995. Cash expenses were reduced by $44 million, a 24 percent decrease from a year earlier.

Unit costs also continue to show significant improvements over last year. Total costs and expenses per equivalent barrel were $12.93 in the second quarter, a reduction of $.55 from a year ago, while cash costs per equivalent barrel declined by $.95 to $8.65.

Average worldwide net production of crude oil and condensate for the three months ended June 30, 1996 was 99 thousand barrels daily compared to average net production for the three months ended June 30, 1995 of 119 thousand barrels daily. Average net production of crude oil and condensate was 43 thousand barrels daily in the United States and 56 thousand barrels daily from foreign locations during the three months ended June 30, 1996, compared to 47 thousand barrels daily in the United States and 72 thousand barrels daily from foreign locations in the second quarter of 1995. The worldwide crude oil and condensate price in the second quarter of 1996 was $19.05 per barrel compared to $16.96 per barrel in the second quarter of 1995.

Average worldwide net production of natural gas was 485 million cubic feet daily for the three months ended June 30, 1996, compared to 553 million cubic feet daily in the three months ended June 30, 1995. Average net production of natural gas was 476 million cubic feet daily in the United States and 9 million cubic feet daily from the United Kingdom in the second quarter of 1996, compared to 485 million cubic feet daily in the United States and 68 million cubic feet daily from the United Kingdom in the second quarter of 1995. The worldwide price of natural gas for the second quarter of 1996 was $1.96 per thousand cubic feet compared to $1.76 per thousand cubic feet in the second quarter of 1995.

                             PART II

                        OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits:

           12 Computation of Consolidated Ratio of Earnings to Fixed Charges.

           15 Accountant's letter regarding unaudited interim financial information.

           27   Financial Data Schedule.





       (b) Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ORYX ENERGY COMPANY





BY:   /s/ E. W. Moneypenny
      E. W. Moneypenny
      (Executive  Vice President, Finance,
       and  Chief  Financial Officer)



DATE: August 12, 1996

                                                       EXHIBIT 12
                       ORYX ENERGY COMPANY
          COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS
                TO FIXED CHARGES - UNAUDITED (a)

                      (Millions of Dollars)
                                                 Three Months   Six Months
                                                Ended June 30  Ended June 30
                                                     1996          1996
RATIO OF EARNINGS TO FIXED CHARGES:
Fixed Charges:
 Consolidated interest cost and debt expense        $  27         $  56
 Interest allocable to rental expense (b)               2             5
                                                    -----         -----
   Total                                            $  29         $  61
                                                    =====         =====
Earnings:
 Consolidated income before provision for income
   taxes                                            $  43         $  91
 Fixed charges                                         29            61
 Interest capitalized                                  (4)           (7)
  Amortization of previously capitalized interest       1             2
                                                    -----         -----
   Total                                            $  69         $ 147
                                                    =====         =====
Ratio of Earnings to Fixed Charges                   2.38          2.41
                                                    =====         =====
RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK
  DIVIDEND REQUIREMENTS:
Fixed Charges:
 Consolidated interest cost and debt expense        $  27         $  56
 Preferred stock dividend requirements                  -             -
 Interest allocable to rental expense (b)               2             5
                                                    -----         -----
   Total                                            $  29         $  61
                                                    =====         =====
Earnings:
 Consolidated income before provision for income
   taxes                                            $  43         $  91
 Fixed charges                                         29            61
 Interest capitalized                                  (4)           (7)
  Amortization of previously capitalized interest       1             2
                                                    -----         -----
   Total                                            $  69         $ 147
                                                    =====         =====
Ratio of Earnings to Fixed Charges                   2.38          2.41
                                                    =====         =====

(a)  The consolidated financial statements of Oryx Energy Company include  the  accounts  of all subsidiaries  (more  than  50 percent owned and/or controlled).

(b) Represents one-third of total operating lease rental expense which is that portion deemed to be interest.

                                                       EXHIBIT 15


Securities and Exchange Commission
450 Fifth Street, Northwest
Washington, D.C.  20549
Attn.:  Document Control

Re:  Oryx Energy Company Form 10-Q

We are aware that our report dated August 5, 1996 on our review of the interim condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1996, the related condensed consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, included in this Form 10-Q, is incorporated by reference in the following registration statements:

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


Dallas, Texas
August 5, 1996