Form 10-Q
period 1996-09-30
ORYX ENERGY CO
filed 1996-11-12
CIK 836442

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1996

                               OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _____________

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

                                      (972) 715-4000
      (Registrant's telephone number, including area code)

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

                ________________________________

      The number of shares of common stock, $1 par value, outstanding on November 1, 1996 was 104,834,408.

                       ORYX ENERGY COMPANY
                ________________________________

                              INDEX



                                                           Page

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income
               for the Three and Nine Months Ended
               September 30, 1996 and 1995                   3

               Condensed Consolidated Balance Sheets at
               September 30, 1996 and December 31, 1995      4

               Condensed Consolidated Statements of Cash
               Flows for the Nine Months Ended
               September 30, 1996 and 1995                   5

               Notes to Condensed Consolidated Financial
               Statements                                    6

               Report of Independent Accountants            10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations11


PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K             15



SIGNATURE                                                   16

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   For the Three Months  For the Nine Months
(Millions of Dollars,               Ended September 30    Ended September 30
Except per Share Amounts)              1996     1995        1996     1995
                                                  (Unaudited)
Revenues
  Oil and gas (Note 2)                $ 293    $ 217       $ 797   $  788
  Other                                  (4)     128          (8)     135
                                      -----    -----       -----    -----
                                        289      345         789      923
                                      -----    -----       -----    -----
Costs and Expenses
  Operating costs                        58       74         173      256
  Production taxes                       41       17         103       85
  Exploration costs                      16       14          41       40
  Depreciation, depletion
    and amortization                     71       66         200      212
  General and administrative
    expense                              14       15          43       49
  Interest and debt
    expense                              28       33          84      112
  Interest capitalized                   (5)      (3)        (12)      (7)
                                      -----    -----       -----    -----
                                        223      216         632      747
                                      -----    -----       -----    -----
Income Before Extraordinary
  Item and Provision for
  Income Taxes                           66      129         157      176
Provision for Income
  Taxes (Note 4)                         26       21          57       29
Remeasurement of Foreign
  Deferred Tax (Note 4)                   -        -           -        1
                                      -----    -----       -----    -----
Income Before Extraordinary
  Item                                   40      108         100      146
Extraordinary Item                        -       (1)          -      (15)
                                      =====    =====       =====    =====
Net Income                            $  40    $ 107       $ 100    $ 131

Net Income Per Share of Common Stock:
  Before extraordinary
    item                              $ .38    $1.04       $ .95   $ 1.44
  Extraordinary item                      -     (.01)         -      (.15)
                                      -----    -----       -----    -----
  Net income                          $ .38    $1.03       $ .95   $(1.29)
                                      =====    =====       =====   ======

Weighted Average Number
  of Common Shares
  Outstanding
  (in millions)                       105.1    103.6       104.9   101.7
                                      =====    =====       =====   =====

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                   September 30    December 31
(Millions of Dollars)                  1996            1995
                                   (Unaudited)
Assets

Current Assets
  Cash and cash equivalents          $    7          $   20
  Accounts receivable and other
    current assets                      188             161
                                     ------          ------
Total Current Assets                    195             181
Properties, Plants and Equipment
  (net) (Note 5)                      1,615           1,426
Deferred Charges and Other Assets        64              59
                                     ------          ------
Total Assets                         $1,874          $1,666
                                     ======          ======
Liabilities and Shareholders' Deficit
Current Liabilities
  Accounts payable                   $  131          $  106
  Accrued liabilities                   321             196
  Current portion of long-term debt      15             152
                                     ------          ------
Total Current Liabilities               467             454
Long-Term Debt (Note 6)               1,098           1,051
Deferred Income Taxes                   256             207
Deferred Credits and Other
  Liabilities                           157             163
Shareholders' Deficit (Note 7)
  Common stock, par value $1 per
    share                               124             124
  Additional paid-in capital          1,821           1,821
  Accumulated deficit                  (956)         (1,051)
                                     ------          ------
                                        989             894

  Less common stock in treasury,
    at cost                            (994)         (1,004)
  Loan to ESOP                          (99)            (99)
                                     ------          ------
Shareholders' Deficit                  (104)           (209)
                                     ------          ------
Total Liabilities and Shareholders'
  Deficit                            $1,874          $1,666
                                     ======          ======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Nine Months
                                              Ended September 30
(Millions of Dollars)                         1996         1995
                                                  (Unaudited)
Cash and Cash Equivalents From Operating
  Activities
Net income                                  $  100       $  131
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation, depletion and
        amortization                           200          212
      Dry hole costs and leasehold impairment   15           15
      Gain (loss) on sale of assets,
        net of taxes                             1         (149)
      Deferred income taxes                     37           48
      Extraordinary item                         -           15
      Other                                      8            7
                                            ------       ------
                                               361          279
  Changes in working capital:
    Accounts receivable and other current
      assets                                   (29)           6
    Accounts payable and accrued
      liabilities                              153          (77)
                                            ------       ------
Net Cash Flow Provided From Operating
  Activities                                   485          208
                                            ------       ------
Investing Activities
  Capital expenditures                        (394)        (192)
  Proceeds from divestments, net of current
    taxes                                        4          384
  Other                                        (19)          (9)
                                            ------       ------
Net Cash Flow Provided From(Used For)
  Investing Activities                        (409)         183
                                            ------       ------

Financing Activities
  Proceeds from borrowings                     177           30
  Repayments of long-term debt                (266)        (419)
                                            ------       ------
Net Cash Flow Used For
  Financing Activities                         (89)        (389)
                                            ------       ------
Changes In Cash and Cash Equivalents           (13)           2
Cash and Cash Equivalents at Beginning
  of Period                                     20           10
                                            ------       ------
Cash and Cash Equivalents at End of Period  $    7       $   12
                                            ======       ======

                    (See Accompanying Notes)

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year 1996.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                   Nine Months Ended September 30
                                        1996           1995
     (Millions of Dollars)
          Interest paid (net of
            capitalized amounts)       $  74          $ 116
          Income taxes paid            $   2          $   4

     In   accordance  with  Statement  of  Financial   Accounting
     Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying
     Condensed Consolidated Statements of Cash Flows.


2.   Property Acquisition

     On July 30, 1996, the Company announced its agreement, effective July 1, 1996, to acquire all of Chevron's interests in the Ninian, Hutton, Lyell and Murchison fields as well as Columba and surrounding acreage in the U.K. North Sea for $140 million and assign 35 percent of the interests to Ranger Oil Limited. Oryx operates three of the fields and expects to become operator of Ninian. The Company plans to fund its share of the acquisition with internally generated cash flow and, therefore, does not anticipate any permanent increase in its total debt level. The purchase was subsequently completed on October 29, 1996.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


3.   Provision for Restructuring

     In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.

     An analysis of the 1995 restructuring liability follows:
                                 1996     1996     1996
                      Balance   First    Second   Third   Balance
                         at    Quarter  Quarter  Quarter     at
                      12/31/95 Activity Activity Activity 9/30/96
                                 (Millions of Dollars)
     Termination and
       associated costs* $ 9      $ 1      $ 6       $ 1    $ 1
     Office lease
       obligation**       14        1        1        (2)*** 14
                         ---      ---      ---       ---    ---
        Total            $23      $ 2      $ 7       $(1)   $15
                         ===      ===      ===       ===    ===


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

           ***   Includes  $3  million  additional  liability  to
           adjust   for  the  absence  of  previously   estimated
           sublease rental income.

     The  costs  of  the  1994 restructuring  were  substantially
     complete  at  12/31/95.   As  a  result  of  $1  million  of
     termination payments made during the first quarter of 1996, costs of the 1994 restructuring were completed.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


4.   Income Taxes

     The Company's provisions for income taxes for the three and nine months ended September 30, 1996 reflect provisions of $26 million and $57 million. The Company's provisions for income taxes for the three and nine months ended September 30, 1995 reflect provisions of $21 million and $29 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     The remeasurement provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) require the Company to remeasure its foreign currency denominated deferred tax liabilities at current exchange rates. The reported earnings of the Company for the three and nine months ended September 30, 1996 were unaffected while reported earnings for the three and nine months ended September 30, 1995 were unaffected and decreased $1 million from such remeasurements. Management believes that such non-cash remeasurement credits and debits distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.


5.   Properties, Plants and Equipment

     At September 30, 1996 and December 31, 1995, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                  September 30,    December 31,
                                       1996            1995
                                       (Millions of Dollars)
     Gross investment                $ 5,435         $ 5,133
     Less accumulated depreciation,
        depletion and amortization     3,820           3,707
                                     -------         -------
     Net investment                  $ 1,615         $ 1,426
                                     =======         =======

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


6.   Long-Term Debt

     On July 11, 1996, the Company issued $150 million 8 3/8% Notes Due July 15, 2004. The net proceeds of $148.5 million were used to refinance debt outstanding under the Company's Revolving Credit Agreement, uncommitted lines of credit and commercial paper. These vehicles had been utilized to refinance $100 million of the Company's 9.30% Notes that matured in May 1996 and $35 million of the Company's 6.05% Medium Term Notes that matured in February 1996. The Company has an additional $12 million of 8.92% Medium Term Notes that will mature in the fourth quarter of 1996. Borrowings to be refinanced with the net proceeds have a final maturity of up to two years, and as of September 30, 1996 had a weighted average interest rate of 6.66%.


7.   Shareholders' Deficit

     Shares   of  the  Company's  preferred  and  common   stocks
     authorized, issued, outstanding and in treasury at September
     30, 1996 and December 31, 1995 were as follows:

                       Authorized Issued Outstanding In Treasury
                                 (Thousands of Shares)
     September 30, 1996
       Preferred stock     15,000       -         -           -
       Preference stock     7,741       -         -           -
       Common stock       250,000 126,704   104,791    (18,911)

     December 31, 1995
       Preferred stock     15,000       -         -           -
       Preference stock     7,741       -         -           -
       Common stock       250,000 126,704   104,455    (19,247)

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1996, the related condensed consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              COOPERS & LYBRAND L.L.P.

Dallas, Texas
November 1, 1996

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $13 million over the nine months ended September 30, 1996. The decrease was comprised of $485 million of net cash flow provided from operating activities, $409 million of net cash flow used for investing activities and $89 million of net cash flow used for financing activities. The $485 million in net cash flow provided from operating activities consisted of $361 million in net cash flow provided from operating activities before changes in current assets and liabilities and $124 million provided from changes in current assets and liabilities. The $361 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil and U.S. natural gas prices and a reduction in operating expense resulting in part from insurance refunds, offset partially by lower production volumes. The $124 million of net cash flow provided from changes in current assets and liabilities consisted of a $29 million increase in accounts receivable and other current assets and a $153 million increase in accounts payable and accrued liabilities.

The $409 million in net cash flow used for investing activities and the $89 million in net cash flow used for financing activities are primarily due to cash uses of $394 million for capital expenditures and $89 million from net decreases in debt.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 3 to the Condensed Consolidated Financial Statements.

On July 11, 1996, the Company issued $150 million 8 3/8% Notes Due July 15, 2004. The net proceeds of $148.5 million were used to refinance debt outstanding under the Company's Revolving Credit Agreement, uncommitted lines of credit and commercial paper. These vehicles had been utilized to refinance $100 million of the Company's 9.30% Notes that matured in May 1996 and $35 million of the Company's 6.05% Medium Term Notes that matured in February 1996. The Company has an additional $12 million of 8.92% Medium Term Notes that will mature in the fourth quarter of 1996. Borrowings to be refinanced with the net proceeds have a final maturity of up to two years, and as of September 30, 1996 had a weighted average interest rate of 6.66%. During the third quarter, Moody's Investors Service upgraded the Company's senior unsecured debentures to Ba2 from Ba3 and the convertible subordinated debentures to B1 from B2. The upgrade reflects improving profitability and cash flow.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


FINANCIAL CONDITION (continued)

On October 29, 1996, the Company completed its purchase, effective July 1, 1996, to acquire all of Chevron's interests in the Ninian, Hutton, Lyell and Murchison fields as well as Columba and surrounding acreage in the U.K. North Sea for $140 million and to assign 35 percent of the interests to Ranger Oil Limited. In the first half of the year, the Company estimates that Chevron's interest being acquired would have generated about $46 million of pre-tax cash flow or $10.40 per barrel produced. Proved reserves being acquired were about 50 million barrels at January 1, 1996, which equates to an acquisition cost of $2.80 per barrel. Oryx operates three of the fields and expects to become operator of Ninian. Through a combination of major cost reductions and reservoir enhancements, the Company expects to extend the productive lives of the fields it operates, thereby recovering additional reserves and generating incremental income and cash flow. Such actions are expected to result in the addition of approximately seven million barrels of proved reserves for Oryx on its pre-transaction equity interest. The Company will fund its share of the acquisition with internally generated cash flow and, as a result, there will be no permanent increase in its total debt level.


RESULTS OF OPERATIONS - NINE MONTHS

The Company's net income for the nine months ended September 30, 1996 was $100 million, or $.95 per share, as compared to net income of $131 million, or $1.29 per share for the first nine months of 1995. Revenues for the nine months were $789 million in 1996 versus $923 million in 1995. Year-to-date results for 1995 include a $120 million net gain on the sale of assets, $15 million of extraordinary charges associated with refinancing long term debt and a $1 million charge for remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the nine months ended September 30, 1996 was 103 thousand barrels daily compared to average net production for the nine months ended September 30, 1995 of 119 thousand barrels daily. Average net production of crude oil and condensate was 43 thousand barrels daily in the United States and 60 thousand barrels daily from foreign locations during the nine months ended September 30, 1996, compared to 47 thousand barrels daily in the United States and 72 thousand barrels daily from foreign locations during the nine months ended September 30, 1995. The worldwide crude oil and condensate price for the first nine months of 1996 was $18.75 per barrel compared to $16.48 per barrel for the first nine months of 1995.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - NINE MONTHS (continued)

Average worldwide net production of natural gas was 487 million cubic feet daily for the nine months ended September 30, 1996, compared to 537 million cubic feet in the nine months ended September 30, 1995. Average net production of natural gas was 479 million cubic feet daily in the United States and 8 million cubic feet daily from the United Kingdom in the first nine months of 1996, compared to 477 million cubic feet daily in the United States and 60 million cubic feet daily in the United Kingdom in the first nine months of 1995. The worldwide price of natural gas for the first nine months of 1996 and 1995 was $2.01 and $1.73 per thousand cubic feet.


RESULTS OF OPERATIONS - THREE MONTHS

The Company reported net income of $40 million, or $.38 per share, for the quarter ended September 30, 1996, compared to net income of $107 million, or $1.03 per share, virtually all from gains on the sale of assets, for the same quarter last year. Oil and gas revenues for the 1996 third quarter were $293 million versus $217 million for the 1995 third quarter.

Current  quarter results consist of $40 million  of  net  income.
The 1995 third quarter results included a $106 million net gain on the sale of assets and a $1 million extraordinary charge associated with refinancing.

Compared to the same quarter last year, oil production increased by 8,000 barrels per day and natural gas volumes increased by 45 million cubic feet per day, an overall volume increase of 9 percent. Worldwide liquid prices increased by $3.83 per barrel and U.S. natural gas prices increased by $.44 per mcf. Third quarter results include the benefit of a previously announced acquisition of U.K. producing properties, effective July 1, 1996.

In addition to the impact of higher volumes and prices, the Company's results continue to reflect the benefits of cost reduction. Unit costs for the current quarter are below the prior year quarter, particularly in the operating cost and interest expense categories. Operating expense includes a non-recurring benefit of $12 million ($8 million after-tax) or $.68 per equivalent barrel, resulting primarily from insurance refunds.

Average worldwide net production of crude oil and condensate for the three months ended September 30, 1996 was 109 thousand barrels daily compared to average net production for the three months ended September 30, 1995 of 101 thousand barrels daily. Average net production of crude oil and condensate was 42 thousand barrels daily in the United States and 67 thousand barrels daily from foreign locations during the three months ended September 30, 1996, compared to 44 thousand barrels daily in the United States and 57 thousand

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - THREE MONTHS (continued)

barrels  daily  from foreign locations in the  third  quarter  of
1995.   The worldwide crude oil and condensate price in the third
quarter of 1996 was $19.76 per barrel compared to $15.93 per barrel in the third quarter of 1995.

Average worldwide net production of natural gas was 502 million cubic feet daily for the three months ended September 30, 1996, compared to 457 million cubic feet daily in the three months ended September 30, 1995. Average net production of natural gas was 494 million cubic feet daily in the United States and 8 million cubic feet daily from the United Kingdom in the third quarter of 1996, compared to 444 million cubic feet daily in the United States and 13 million cubic feet daily from the United Kingdom in the third quarter of 1995. The worldwide price of natural gas for the third quarter of 1996 was $2.05 per thousand cubic feet compared to $1.63 per thousand cubic feet in the third quarter of 1995.

                             PART II

                        OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               12   Computation  of Consolidated  Ratio  of
                    Earnings to Fixed Charges.

               15    Accountant's    letter     regarding
                     unaudited interim financial information.

               27    Financial Data Schedule.


          (b)  Reports on Form 8-K:

               The Company did not file any reports on Form
               8-K during the quarter ended September 30, 1996.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
     E. W. Moneypenny
     (Executive Vice President, Finance and
      Chief Financial Officer)



DATE:   November 11, 1996

                                                       EXHIBIT 12
                       ORYX ENERGY COMPANY
          COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS
                TO FIXED CHARGES - UNAUDITED (a)
                      (Millions of Dollars)

                                          Three Months    Nine Months
                                             Ended           Ended
                                          September 30    September 30
                                              1996             1996
RATIO OF EARNINGS TO FIXED
  CHARGES:
Fixed Charges:
  Consolidated interest cost and debt
     expense                                 $  28            $  84
  Interest allocable to rental expense (b)       1                6
                                             -----            -----
     Total                                   $  29            $  90
                                             =====            =====

Earnings:
  Consolidated income before provision
     for income taxes                        $  66            $ 157
  Fixed charges                                 29               90
  Interest capitalized                          (5)             (12)
  Amortization of previously
     capitalized interest                        1                3
                                             -----            -----
     Total                                   $  91            $ 238
                                             =====            =====

Ratio of Earnings to Fixed Charges            3.14             2.64
                                             =====            =====

RATIO OF EARNINGS TO FIXED CHARGES AND
  PREFERRED STOCK DIVIDEND REQUIREMENTS:
Fixed Charges:
  Consolidated interest cost and debt
     expense                                 $  28           $  84
  Preferred stock dividend requirements          -               -
  Interest allocable to rental expense (b)       1               6
                                             -----           -----
     Total                                   $  29           $  90
                                             =====           =====

Earnings:
  Consolidated income before provision
     for income taxes                        $  66           $ 157
  Fixed charges                                 29              90
  Interest capitalized                         (5)             (12)
  Amortization of previously
     capitalized interest                        1               3
                                             -----           -----
     Total                                   $  91           $ 238
                                             =====           =====

Ratio of Earnings to Fixed
  Charges                                     3.14            2.64
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
Attn.:  Document Control

Re:  Oryx Energy Company Form 10-Q

We are aware that our report dated November 1, 1996 on our review of the interim condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1996, the related condensed consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, included in this Form 10-Q, is incorporated by reference in the following registration statements:

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

Dallas, Texas
November 1, 1996