Form 10-K405
period 1996-12-31
ORYX ENERGY CO
filed 1997-03-26
CIK 836442

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
(MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    -----------

                          COMMISSION FILE NO. 1-10053
                         ------------------------------

                              ORYX ENERGY COMPANY
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                        23-1743284
        (State or other jurisdiction of                          (I.R.S. employer
         incorporation or organization)                       identification number)

                13155 NOEL ROAD
                 DALLAS, TEXAS                                      75240-5067
    (Address of principal executive offices)                        (Zip code)

              Registrant's telephone number, including area code:
                                 (972) 715-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
     Title of Each Class                         on Which Registered
     -------------------                        ---------------------
COMMON STOCK, $1 PAR VALUE                     NEW YORK STOCK EXCHANGE
8% NOTES DUE OCTOBER 15, 2003                  NEW YORK STOCK EXCHANGE
8 3/8% NOTES DUE JULY 15, 2004                 NEW YORK STOCK EXCHANGE
8 1/8% NOTES DUE OCTOBER 15, 2005              NEW YORK STOCK EXCHANGE
7 1/2% CONVERTIBLE SUBORDINATED                NEW YORK STOCK EXCHANGE
         DEBENTURES DUE MAY 15, 2014

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    MEDIUM TERM NOTES, SERIES A DUE JANUARY 4, 1999 THROUGH FEBRUARY 1, 2002
                          10% NOTES DUE JUNE 15, 1999
                       9 1/2% NOTES DUE NOVEMBER 1, 1999
                          10% NOTES DUE APRIL 1, 2001

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1997, was approximately $2,106 million.

     The number of shares of Common Stock, $1 par value, outstanding as of March 1, 1997, was 105,312,881.

     Selected portions of the Oryx Energy Company Annual Report to Shareholders to the fiscal year ended December 31, 1996 are incorporated by reference in Parts I, II, and IV of this Form 10-K.

     Selected portions of the Oryx Energy Company definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference in Part III of this Form 10-K.
================================================================================

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS

     As used herein and with the Oryx Energy Company Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996 incorporated by reference in Parts I, II and IV of this Form 10-K, the following terms have specific meanings:

   m   thousand                                             bc/d   barrels of condensate per day
 bbl   barrel                                                 mm   million
 mmb   million barrels                                        mb   thousand barrels
mmcf   million cubic feet                                    mcf   thousand cubic feet
  eb   equivalent barrel                                     bcf   billion cubic feet
 b/d   barrels per day                                       meb   thousand equivalent barrels
 WTI   West Texas Intermediate spot price                   mmeb   million equivalent barrels
  HH   Henry Hub spot price                               mmcf/d   million cubic feet per day
ED&A   exploration, development and acquisition*         mmcfe/d   million cubic feet equivalent per day
                                                            FD&A   finding, development and acquisition

---------------

* ED&A outlays represent capital expenditures and cash exploration costs, excluding capitalized interest.

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

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Oryx Energy Company (together with its consolidated subsidiaries, unless the context otherwise requires, Company) engages in the oil and gas exploration and production business. The Company has operations in six oil producing countries around the world: the onshore and offshore U.S., the U.K. North Sea, Ecuador, Kazakstan, Australia and Algeria. The Company also had producing assets in Indonesia and Gabon which were sold in 1995. The Company's business in the United States is conducted through Sun Energy Partners, L.P. (Partnership), of which the Company is the Managing General Partner and owns a 98 percent interest.

     In 1995, the Company implemented a plan which refocused strategic direction, significantly reduced debt, restored profitability and is designed to set the Company on a course for sustained long-term growth in cash flow. The Company reoriented its strategic direction by changing the nature of its capital investing program. Investing has been supported by proven technology. Exploration spending is directed toward areas of proven success. The primary geographic focus of both exploration and development spending is the Gulf of Mexico.

     For the five years 1992 through 1996, the Company's average production replacement rate was 101 percent at a cost of $4.86 per eb. In 1996, the Company replaced 153 percent of its production at $4.50 per eb.

     The Company determines its ED&A investing plans primarily based on the cash flow that it expects to generate. For 1996, the Company invested $500 million for ED&A programs. The Company plans to invest approximately $520 million for ED&A in 1997, with the primary emphasis being the Gulf of Mexico. The Company is basing its 1997 investing plans on oil and gas spot prices averaging $19.75 per barrel (WTI) and $2.05 per mmbtu (HH). The Company's cash flow available for investment will continue to be affected by prevailing oil and gas prices, costs and volumes. In 1996, about 18 percent of the Company's total ED&A investing was on exploration and about 82 percent on development and acquisitions. About 64 percent of total ED&A outlays were made in the U.S., and this percentage is planned to increase to 67 percent in 1997.

PROVED RESERVES

     As of December 31, 1996, the Company's estimated proved reserves were 395 mmb of liquids and 1,199 bcf of natural gas which represents an aggregate of 595 mmeb of reserves. The Company's liquids reserves were located in the United States (52 percent), the United Kingdom (31 percent) and other foreign countries (17 percent). The Company's natural gas reserves were located in the United States (98 percent) and the United Kingdom (2 percent). More information on the estimated quantities of proved oil and gas reserves, proved developed reserves, and the Standardized Measure, are presented in the "Consolidated Financial Statements -- Supplementary Financial and Operating Information" in the Company's 1996 Annual Report to Shareholders. The Company files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed 5 percent.

ASSET SALES

     During 1995, the Company generated $517 million of net proceeds from the sale of certain assets in order to reduce debt. The U.K. North Sea Alba field and Block 48/15a interests were sold for $270 million and $120 million respectively. The Company also sold certain assets in the U.S. for $77 million and all of its assets in Indonesia and Gabon for $67 million and $2 million respectively. Asset dispositions, totaling $536 million of gross proceeds, represented 138 million equivalent barrels of proved reserves and 43 thousand average equivalent barrels of production per day.

OFFSHORE UNITED STATES

     The Company has identified the Gulf of Mexico as the primary focus of its growth strategy. The Company has a significant presence in the Gulf of Mexico with an interest in 148 blocks in various stages of exploration, development and production. The Company has an interest in 39 producing platforms, 21 of which it operates. The Company also holds interests in various offshore pipelines and facilities. In 1996, the Company achieved a 7 percent reduction in its offshore operating cost.

     Exploration

     As of December 31, 1996, the Company held 328 thousand net undeveloped acres offshore, as compared to 275 thousand as of December 31, 1995. Of the 148 Gulf of Mexico blocks in which the Company owns an interest, 81 are undeveloped. In 1996, the Company spent $22 million to acquire interests in 34 blocks.

     In early 1996, the Company participated in a discovery well, Garden Banks
(GB) 216 #2, which encountered 214 net feet of pay in three zones. The well is located approximately three miles to the northeast of the GB 260 development project. Also in early 1996, the Company drilled a discovery well on the Brazos A-21 Block which encountered 108 net feet of pay in three zones. The well began producing at about 18 mmcf/d during the summer. The Company is operator of the Block with a 51 percent interest.

     As of December 31, 1996, 2 exploratory wells were being drilled. The Company drilled 9 gross (3 net) exploratory wells offshore in 1996 and 6 gross (3 net) in 1995. Of the wells drilled in 1996, 2 gross (1 net) wells were successful.

     Production and Development

     Average daily production of crude oil and condensate offshore was 15, 16 and 10 mbbls in 1996, 1995 and 1994. Average daily production of natural gas offshore was 189, 180 and 203 mmcf in 1996, 1995 and 1994.

     The Company owns a 100 percent interest in the High Island A-576 block. In 1994, the HI A-576 #1 discovery well encountered 168 feet of net pay from the Lower Pleistocene sands. The well is located 110 miles off the Texas coast in 290 feet of water. This development, which has been named the Sherman Project, began production in December 1995. In 1996, the HI A-576 #2 well was tested at 24 mmcf and 2,300 barrels of condensate per day.

     The Company owns a 100 percent interest in the four-block High Island 384 unit. The High Island 384 unit is located approximately 112 miles off the Texas coast in water with an average depth of 360 feet. In 1993, the Company announced an oil discovery in High Island 379 which encountered 179 feet of oil pay. In the early part of 1994, the Company announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay. This new development, which has been named the Patton Project, began production in January 1995 and in September 1995 achieved the expected peak production of 20 meb per day.

     Late in 1995, the Company confirmed the presence of natural gas reserves in a previously untested area of the High Island 384 Unit. The High Island 385 #3 well encountered 158 feet of net gas pay. Two subsequent delineation wells found the same pay interval in nearby fault blocks. In the second phase of Patton, the Company installed the "D" platform in 360 feet of water and developed the new gas reservoir. First production occurred in the fourth quarter of 1996 with gross production of 35 mmcf/d. In addition, two wells were drilled and the "E" platform installed to develop a previously discovered reservoir on the High Island 379. These wells came on stream during the fourth quarter of 1996 at 24 mmcfe/d.

     In 1995, the Company approved a plan for the development of Viosca Knoll 826 which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. This development has been named the Neptune Project. The Company operates the four-block Viosca Knoll unit and owns a 50 percent interest. The project is utilizing a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel which floats in a vertical position, similar to a buoy. Production risers have been routed through the cylinder to allow the spar to float around them. The field will be developed in multiple phases with the spar being moved from location to location. The spar was installed in the fourth quarter of 1996. First production occurred in March 1997.

     In early 1995, the Company confirmed the presence of hydrocarbons in a previously untested fault block on the GB 260 discovery in the Gulf of Mexico. The GB 215 #2 well, which drilled a new fault block about two miles north of the original discovery well on GB 260, encountered approximately 170 feet of net pay. The GB 259 #2 well was then drilled as a side-track, and encountered over 115 feet of new pay in the same reservoir sands. This development, which has been named the Baldpate Project, is in federal waters offshore Louisiana in water depths of approximately 1,700 feet. In 1995, the Company entered into a plan of development to install a compliant tower platform and processing facility. The Company expects to begin production in 1998 with gross peak production of 50-60 meb per day. The Company owns a 50 percent interest in the four-block area.

     As of December 31, 1996, the Company was drilling 3 gross (2 net) offshore development wells. The Company drilled 30 gross (19 net) development wells offshore in 1996 and 14 gross (11 net) in 1995. Of the development wells drilled in 1996, 26 gross (17 net) were successful.

ONSHORE UNITED STATES

     The onshore area continues to be a major contributor of production volumes and cash flow with relatively modest reinvestment needs. This is important for the funding of the Company's plans in other strategic areas. In 1995, the Company initiated significant cost-reduction measures at its operated fields. As a result, the Company achieved an overall 19 percent reduction in onshore U.S. operating costs in 1996. The Company has interests in 60 major onshore fields in five states and operates about 75 percent of its production. In addition, the Company has increased its drilling activity to more rapidly exploit its onshore asset portfolio.

     The Company is applying 3-D technology to create opportunities in new fault blocks and deeper pool horizons which provide new volumes and reserves. The Company will continue to exploit its waterflood operations. The U.S. onshore will be managed for maximum cash flow generation.

     Exploration

     The Company drilled no exploratory wells onshore in 1996, and at December 31, 1996, none were being drilled.

     Production and Development

     Average daily production of crude oil and condensate onshore was 28, 30 and 38 mb in 1996, 1995 and 1994. The decrease in 1996 crude oil and condensate production compared to 1995 and in 1995 compared to 1994 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 302, 288 and 335 mmcf in 1996, 1995 and 1994.

     Development wells drilled in 1996 and their test results include Seabreeze #12, 21 mmcf/d and 500 bc/d; Belle Isle 3-10, 15 mmcf/d and 700 bc/d; Belle Isle 11-5, 18 mmcf/d and 600 bc/d; Belle Isle 10-4, 15 mmcf/d and 500 bc/d; Garcia #20, 9 mmcf/d and 500 bc/d and Alabama Coushatta #7, 9 mmcf/d and 900 bc/d.

     As of December 31, 1996, the Company was drilling or participating in the drilling of 18 gross (12 net) development wells onshore. Of the 148 gross (103 net) development wells drilled onshore during 1996, 134 gross (93 net) were successful.

UNITED KINGDOM

     The U.K. North Sea provides a strong stream of earnings and cash flow with relatively modest reinvestment needs. This is important for the funding of the Company's plans in other strategic areas. In 1995, the Company initiated significant cost-reduction measures at its operated fields. As a result, the Company achieved an overall 25 percent reduction of U.K. operating costs in 1996.

     Drilling activities are concentrated on infield and near-field opportunities near existing infrastructure. In total, the Company has an interest in 35 blocks in the North Sea.

     Exploration

     The Company held 132 thousand net undeveloped acres in the North Sea as of December 31, 1996, compared to 212 thousand net undeveloped acres as of December 31, 1995.

     In 1996, the Company entered into an agreement to farm out approximately 50 percent of its U.K. North Sea exploration acreage. Under the terms of the agreement, the Company will be carried on a $55 million exploration and appraisal program over the next three to four years. Following any discovery, the Company would fund its share of development costs.

     In 1996, the Company drilled 1 successful exploratory well in the North Sea, and at December 31, 1996, none were being drilled.

     Production and Development

     The Company's producing fields, set forth in the table below, are located in the northern sector of the North Sea.

     As of December 31, 1996, the Company was drilling or participating in the drilling of 2 gross (1 net) development wells in the North Sea. All of the 14 gross (6 net) development wells drilled in the U.K. in 1996 were successful.

     The Company's average daily net production of crude oil and condensate in the United Kingdom was 56, 55 and 54 mb during 1996, 1995 and 1994. The increase in production in 1996 was due to the acquisition of additional interests in the Ninian, Hutton, Lyell and Murchison fields and the results of development work at Hutton and Murchison. Average daily production of natural gas was 9, 50 and 62 mmcf during 1996, 1995 and 1994. The decrease in net daily production of natural gas in 1996 was due to the sale of the Audrey field in 1995. The decrease in net daily production of natural gas in 1995 was due to reduced takes by British Gas plc and asset sales.

     The following table sets forth the North Sea producing fields held at December 31, 1996 and their net daily production:

                                                                      1996 NET
                                                      PERCENT     DAILY PRODUCTION
            PRODUCING FIELDS              OIL/GAS    OWNERSHIP         (MEB)
            ----------------              -------    ---------    ----------------
Columba.................................    Oil        52.5               2
Dunlin..................................    Oil        14.4               5
Hutton..................................    Oil        58.8               9
Murchison...............................    Oil        68.7              12
Ninian..................................    Oil        44.9              18
Lyell...................................  Oil/Gas      88.3               7
Strathspey..............................  Oil/Gas       6.5               3

     The Company also receives tariff income on production from several satellite fields that produce through the Ninian facilities.

     Effective July 1, 1996, the Company acquired additional interests in the Ninian, Hutton, Lyell and Murchison fields as well as Columba and surrounding acreage for $91 million cash. The Company was operator of the Hutton, Lyell and Murchison fields and took over as operator of Ninian in February 1997.

     In the third quarter of 1996, the Company drilled the Columba B-1 well and encountered a total of 77 net feet of pay in three zones. Subsurface studies have indicated two follow-up well locations which the Company expects to drill in 1997.

     Additional development wells drilled in 1996 and their test results include Dunlin DA-16, 15,700 b/d; Murchison M-38, 13,000 b/d and Hutton H-38, 15,000
b/d.

     In early 1994, the Company began producing oil from the Alba field. Alba is located on Block 16/26 in the central sector of the North Sea. The Company owned a 15.5 percent interest in the field which it sold in 1995.

     In the third quarter of 1994, the Company exchanged its interest in the undeveloped Britannia field for additional interests in the Hutton, Lyell and Murchison producing fields and $40.4 million in cash. This transaction increased near-term production volumes and considerably reduced future development capital expenditures. Effective January 9, 1995, the Company took over operatorship of the Hutton, Lyell and Murchison fields. In late 1994, the Company completed a development well for 20,000 gross b/d in a newly discovered extension to the Hutton field. The well encountered in excess of 150 feet of net pay in the Brent sandstone.

     In the fourth quarter of 1994, the Company began producing gas from the Galleon field at a net of 19 mmcf per day. Galleon is located in the southern portion of the North Sea. The Company had a 10 percent interest, subject to unitization, in the field which it sold in 1995.

     In addition, the Company has interests in and receives tariff income from North Sea transportation systems, terminal storage facilities and certain other related income producing assets, including the Brent and Ninian Pipeline Systems and the Sullom Voe Terminal in the Shetland Islands.

OTHER FOREIGN

     Exploration

     As of December 31, 1996, the Company held 2,704 thousand net undeveloped acres in other foreign countries, as compared to 2,266 thousand net undeveloped acres as of December 31, 1995.

     In September 1995, the Company farmed-out 50 percent of its exploration venture in Kazakstan in exchange for a carry on the initial exploration phase.

     The Company drilled 1 successful gross exploratory well in 1995 in the Zone of Cooperation between Australia and Indonesia. The Bayu #1 discovery well was drilled on ZOCA 91-13 and encountered 570 gross feet of pay (353 net feet) and flowed at a cumulative rate of 90 mmcf/d of gas and 5250 b/d of condensate from four zones. Since then, 9 successful appraisal wells have been drilled on ZOCA 91-13 and the adjacent block with results that indicate a consistent gas-water contact across the field and similar reservoir properties. Preliminary estimates for recoverable reserves from the field are 3.5-4 trillion cubic feet of natural gas and 175-200 mmb of hydrocarbon liquids (approximately 750-850 mmeb). The field is located 185 miles off the northern coast of Australia in 240 feet of water. The Company owns 25 percent of ZOCA 91-13.

     In 1996, the Company obtained an offshore exploration permit over Area AC95-1 in the Timor Sea region of Australia's Northwest Shelf. The permit, which covers an area of 1,251 square miles, is located 80 miles west of ZOCA 91-13. Water depths across the permit range between 262 and 1,640 feet. The Company has one-third interest in the permit which covers an initial six year term.

     At December 31, 1996, the Company was drilling or participating in the drilling of 1 gross exploratory well.

     Production and Development

     In Ecuador, production increased in 1996 due to development work on Block 7 which contains the Gacela, Jaguar and Mono fields. The Company is conducting geophysical work on the Yuralpa prospect in Block 21.

     In 1996, production increased in Kazakstan where, during 1994, the Company signed two oil and gas agreements with the Republic of Kazakstan. The agreements involve both the development of a known field as well as the rights to explore a large block in western Kazakstan. A joint venture agreement was signed for development of the Arman Field which was discovered in the 1980's but had not been developed. The Company jointly operates the venture and currently holds a 50 percent interest with two Kazakstani partners.

The Arman Field is located on the Caspian Sea. In 1995, the first 380 thousand net barrels of oil were produced and sold from four wells in the Arman Field. The Company has a production sharing agreement for approximately 3 million acres located east of the Arman Field.

     In 1996, the Company entered into an agreement with Russia, Kazakstan, Oman and seven other international energy companies to construct a pipeline system that will run from the Tengiz field area in Kazakstan, around the Caspian Sea through Russia to the Black Sea. The Company has a 1.75 percent interest and a
3.50 percent cost sharing interest in the pipeline.

     The Company's average daily net production of crude oil and condensate from other foreign areas was 10, 13 and 19 mb in 1996, 1995 and 1994. The average daily production of crude oil and condensate decreased in 1995 compared to 1994, due to the sale of Indonesian assets, partially offset by increased production in Ecuador.

     The Company drilled 12 gross (6 net) development wells, all of which were successful, in 1996. As of December 31, 1996, the Company was in the process of drilling or participating in the drilling of 1 gross development well.

     In 1995, the Company sold all its interests in Indonesia and Gabon.

PRODUCTION

     In 1996, the Company's production was concentrated primarily in the United States and the United Kingdom. In 1996, the Company produced 48 mmeb from its properties in the United States, 20.5 mmeb from its properties in the United Kingdom, and 4 mmeb from its other foreign properties.

     The following table sets forth the Company's average daily net production for 1996, 1995 and 1994:

                          AVERAGE DAILY NET PRODUCTION

                                                                     YEAR ENDED
                                                                    DECEMBER 31
                                                              ------------------------
                                                              1996      1995      1994
                                                              ----      ----      ----
Crude and Condensate (mb):
  United States
     Onshore................................................   28        30        38
     Offshore...............................................   15        16        10
                                                              ---       ---       ---
                                                               43        46        48
                                                              ---       ---       ---
  U.K.......................................................   56        55        54
  Other foreign.............................................   10        13        19
                                                              ---       ---       ---
                                                               66        68        73
                                                              ---       ---       ---
Processed Natural Gas Liquids (mb):
  United States.............................................    7         6         6
                                                              ---       ---       ---
                                                              116       120       127
                                                              ===       ===       ===
Natural Gas (mmcf):
  United States
     Onshore................................................  302       288       335
     Offshore...............................................  189       180       203
                                                              ---       ---       ---
                                                              491       468       538
  U.K.......................................................    9        50        62
                                                              ---       ---       ---
                                                              500       518       600
                                                              ===       ===       ===

ACREAGE, WELLS AND PER UNIT DATA

     The following table sets forth the Company's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1996 and 1995:

                              UNDEVELOPED ACREAGE

                                                          GROSS              NET
                                                      --------------    --------------
                                                      1996     1995     1996     1995
                                                      -----    -----    -----    -----
United States
  Onshore...........................................    916      983      506      533
  Offshore..........................................    472      380      328      275
                                                      -----    -----    -----    -----
                                                      1,388    1,363      834      808
U.K.................................................    446      605      132      212
Other Foreign.......................................  6,253    5,479    2,704    2,266
                                                      -----    -----    -----    -----
                                                      8,087    7,447    3,670    3,286
                                                      =====    =====    =====    =====

                               DEVELOPED ACREAGE

                                                          GROSS              NET
                                                      --------------    --------------
                                                      1996     1995     1996     1995
                                                      -----    -----    -----    -----
United States
  Onshore...........................................    987      982      558      551
  Offshore..........................................    222      231      104      102
                                                      -----    -----    -----    -----
                                                      1,209    1,213      662      653
U.K.................................................     69       72       46       36
Other Foreign.......................................    149       58       75       29
                                                      -----    -----    -----    -----
                                                      1,427    1,343      783      718
                                                      =====    =====    =====    =====

     The following table sets forth the Company's exploratory and development oil and gas wells drilled during 1996, 1995 and 1994:

                           EXPLORATORY WELLS DRILLED

                                                   GROSS                    NET
                                            --------------------    --------------------
                                            1996    1995    1994    1996    1995    1994
                                            ----    ----    ----    ----    ----    ----
Oil
  United States
     Onshore..............................    -       -       -       -       -       -
     Offshore.............................    -       1       -       -       1       -
                                             --      --      --      --      --      --
                                              -       1       -       -       1       -
  U.K.....................................    -       -       -       -       -       -
  Other foreign...........................    -       -       3       -       -       -
                                             --      --      --      --      --      --
                                              -       1       3       -       1       -
                                             --      --      --      --      --      --
Gas
  United States
     Onshore..............................    -       -       1       -       -       -
     Offshore.............................    2       1       1       1       -       1
                                             --      --      --      --      --      --
                                              2       1       2       1       -       1
  U.K.....................................    1       -       -       -       -       -
  Other Foreign...........................    3       1       1       1       -       1
                                             --      --      --      --      --      --
                                              6       2       3       2       -       2
                                             --      --      --      --      --      --
Dry
  United States
     Onshore..............................    -       -       -       -       -       -
     Offshore.............................    7       4       3       2       2       2
                                             --      --      --      --      --      --
                                              7       4       3       2       2       2
  U.K.....................................    -       -       1       -       -       -
  Other foreign...........................    -       -      14       -       -       3
                                             --      --      --      --      --      --
                                              7       4      18       2       2       5
                                             --      --      --      --      --      --
       Total..............................   13       7      24       4       3       7
                                             ==      ==      ==      ==      ==      ==

                           DEVELOPMENT WELLS DRILLED

                                                   GROSS                    NET
                                            --------------------    --------------------
                                            1996    1995    1994    1996    1995    1994
                                            ----    ----    ----    ----    ----    ----
Oil
  United States
     Onshore..............................   62      56      27      43      41      11
     Offshore.............................   12       7       5       9       7       2
                                            ---     ---     ---     ---     ---      --
                                             74      63      32      52      48      13
  U.K.....................................   14       7      20       6       2       4
  Other foreign...........................   12      14      35       6       2       4
                                            ---     ---     ---     ---     ---      --
                                            100      84      87      64      52      21
                                            ---     ---     ---     ---     ---      --
Gas
  United States
     Onshore..............................   72      65      49      50      39      23
     Offshore.............................   14       7       9       8       4       3
                                            ---     ---     ---     ---     ---      --
                                             86      72      58      58      43      26
  U.K.....................................   --       1       2      --      --      --
                                            ---     ---     ---     ---     ---      --
                                             86      73      60      58      43      26
                                            ---     ---     ---     ---     ---      --
Dry
  United States
     Onshore..............................   14      11       4      10       9       4
     Offshore.............................    4      --       2       2      --       1
                                            ---     ---     ---     ---     ---      --
                                             18      11       6      12       9       5
  U.K.....................................   --      --      --      --      --      --
  Other foreign...........................   --      --      --      --      --      --
                                            ---     ---     ---     ---     ---      --
                                             18      11       6      12       9       5
                                            ---     ---     ---     ---     ---      --
       Total..............................  204     168     153     134     104      52
                                            ===     ===     ===     ===     ===      ==

     The following table sets forth the Company's gross and net producing oil and gas wells at December 31, 1996:

                          PRODUCING OIL AND GAS WELLS

                                                            GROSS*           NET
                                                         ------------    ------------
                                                          OIL     GAS     OIL     GAS
                                                         -----    ---    -----    ---
United States
  Onshore..............................................  2,855    830    1,587    512
  Offshore.............................................     88    165       48     81
                                                         -----    ---    -----    ---
                                                         2,943    995    1,635    593
U.K....................................................    130      4       56     --
Other Foreign..........................................     55     --       20     --
                                                         -----    ---    -----    ---
     Total.............................................  3,128    999    1,711    593
                                                         =====    ===    =====    ===

------------------------------

* Gross producing wells include 132 multiple completion wells (more than one formation producing into the same well bore).

     The following table sets forth the Company's average revenues and production costs per unit of oil and gas production for 1996, 1995 and 1994:

                 AVERAGE PER UNIT REVENUES AND PRODUCTION COSTS

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Revenues:
  Crude and condensate (per bbl)
     U.S...............................................    $20.43    $16.44    $14.69
     U.K...............................................    $19.88    $16.73    $15.44
     Other foreign.....................................    $13.89    $14.51    $14.89
     Worldwide.........................................    $19.56    $16.35    $15.06
  Natural Gas (per mcf)
     U.S...............................................    $ 2.14    $ 1.73    $ 1.87
     U.K...............................................    $ 2.05    $ 2.20    $ 2.15
     Worldwide.........................................    $ 2.14    $ 1.77    $ 1.90

           Average production cost per unit of oil and gas production (per eb):*

  U.S.
     Operating costs...................................    $ 3.14    $ 3.64    $ 3.96
     Production taxes..................................       .87       .72       .89
                                                           ------    ------    ------
     Total production costs............................    $ 4.01    $ 4.36    $ 4.85
  U.K.
     Operating costs...................................    $ 4.69    $ 6.45    $ 6.13
     Production taxes..................................      5.38      2.12      1.17
                                                           ------    ------    ------
     Total production costs............................    $10.07    $ 8.57    $ 7.30
  Other foreign
     Operating costs...................................    $ 3.08    $ 3.53    $ 4.43
     Production taxes..................................      3.27      4.95      5.71
                                                           ------    ------    ------
     Total production costs............................    $ 6.35    $ 8.48    $10.14
  Worldwide
     Operating costs...................................    $ 3.40    $ 4.52    $ 4.65
     Production taxes..................................      2.29      1.43      1.39
                                                           ------    ------    ------
     Total production costs............................    $ 5.69    $ 5.95    $ 6.04

------------------------------

* Excludes natural gas liquids production.

ACQUISITIONS AND DIVESTMENTS

     Assets are managed on a portfolio basis. The Company will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

     During 1996, the Company obtained 61 and 39 percent of its U.S. crude production from primary and secondary recovery methods. This compares to 62 and 37 percent, plus 1 percent from tertiary, of its crude oil production in 1995. At December 31, 1996, the Company was participating in no major tertiary oil recovery programs.

     The terms "secondary recovery" and "tertiary recovery" relate to those methods used to increase the quantity of crude oil and condensate and natural gas that can be recovered in excess of the quantity recoverable using the primary energy found in a reservoir. Secondary recovery methods include pressure maintenance by waterflooding or natural gas injection.

MARKETING OF OIL AND GAS

     Distribution

     In the U.S., crude oil, condensate and natural gas are distributed through pipelines and/or trucks to traders, end users, gatherers and transportation companies and in foreign locations by tankers and/or pipelines to traders and end users. Worldwide, sufficient distribution systems exist and are readily available in the areas of the Company's production to enable the Company to effectively market its oil and gas. In some instances, the Company owns an interest in these systems.

     Crude and Condensate

     During 1996, sales to Morgan Stanley Capital Groups, Inc., J. Aron & Company and Amoco Production Co. totaled approximately 16, 14 and 12 percent of the Company's sales of crude oil and condensate. No other customer purchased more than 10 percent of the Company's sales of crude oil and condensate.

     Since most of the Company's crude and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business. In 1996, the ten largest customers, including Morgan Stanley Capital Groups, Inc., J. Aron & Company and Amoco Production Co., accounted for approximately 77 percent of such sales.

     Currently, approximately 79 percent of domestic sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Company or the purchaser, with substantially all of the remainder of the domestic production being sold pursuant to contracts of varying terms of up to eight years in length.

     The Company markets its foreign crude oil production, which is sold under short-term contracts, on a cargo/lot basis.

     Natural Gas

     During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). ProEnergy purchases the majority of its members' U.S. gas production at index prices. During 1996, sales to ProEnergy totaled approximately 50 percent of the Company's sales of natural gas. No other customer purchased more than 10 percent of the Company's sales of natural gas. Natural gas production which was not dedicated to third party purchasers under the terms of existing contracts as of the date of the formation of ProEnergy became dedicated to ProEnergy under the terms of the Member Gas Purchase Agreement as of April 1, 1996. As of December 31, 1996 approximately 27% of the Company's natural gas was contracted to various end users of natural gas on a term basis. The duration of these agreements ranges from three months to five years.

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

     Based on the facts outlined above and the Company's ongoing analyses of the actions where it has been identified as a PRP, the Company believes that it has accrued sufficient reserves to absorb the ultimate costs of such actions and that such costs will not have a material impact on the Company's liquidity, capital resources or financial condition. While liability at superfund sites is typically joint and several, the Company has no reason to believe that defaults by other PRPs will result in the anticipated liability of the Company being materially larger than expected.

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

TECHNOLOGY

     The Company's exploration, development and production activities depend upon the use of applied technology. In support of this, the Company has 24 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Company's expenditures on technology activities, including employee-related costs, were $8 million, $8 million and $11 million for the years 1996, 1995 and 1994, respectively.

THE PARTNERSHIP

     Since December 1, 1985, the Company has functioned as the managing general partner for, and has conducted its business operations in the United States principally through the Partnership, a Delaware limited partnership. As of December 31, 1996, the Company had a 98 percent interest in the Partnership. The remaining 2 percent partnership interest is a limited partnership interest and is held by public unitholders in the form of depositary units. There were 7,543,100 depositary units outstanding at December 31, 1996.

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

EMPLOYEES

     At December 31, 1996, the number of full-time active employees of the Company was 976.

ITEM 3.  LEGAL PROCEEDINGS

     The historical method used by the oil industry in the United States to establish the price at which crude oil is bought and sold is being challenged. Buyers and sellers have traditionally determined the market price of crude oil by reference to "posted prices", which are prices published by certain crude oil buyers such as crude oil refiners and transporters as the price at which they are willing to buy. A number of suits have been brought alleging that posted prices have been set consistently below market value, and that, as a result, royalties have been underpaid.

     The Company was named as a defendant in such a case filed in state court in Starr County, Texas in April, 1995 and a co-defendant in cases filed in state courts in Lee County, Texas and in Louisiana and in federal court in Alabama. All of these lawsuits seek certification as class actions on behalf of royalty owners in specific geographic areas, except the Alabama case, which seeks certification of a nationwide class of royalty owners. The Alabama case also alleges that the co-defendants have conspired and acted in concert to establish the price of crude oil in violation of antitrust statutes. These suits are similar to those brought in Texas by the Texas General Land Office, and in Texas, New Mexico, Oklahoma and Florida by private royalty owners against major crude oil producers. Suits are also being brought by natural gas royalty interest owners regarding royalty valuation and deductions of post-production costs from royalty.

     In addition to these suits, the Minerals Management Service ("MMS") of the United States Department of the Interior is challenging the prices on which royalties were assessed. The MMS has claimed that a number of crude oil producers including the Company underpaid royalties owed the federal government on California crude oil production from 1980 to 1988 and has sent Orders to Pay to a number of producers including the Company. The MMS is also auditing royalty valuation in other parts of the country. The Department of Justice is independently investigating whether oil and gas producers have violated the False Claims Act in connection with royalty payments on production from federal and Indian lands.

     While a number of claims and suits against the Company and other crude oil and natural gas producers have already been brought by a variety of governmental and private plaintiffs in a number of jurisdictions, the fact that these suits challenge practices common to the industry suggests that additional lawsuits against the Company may be filed. The suits filed to date, to include the actions in which the Company is a party, are in the preliminary stage. The Company believes it has meritorious defenses and intends to defend these claims and lawsuits vigorously.

     The Company is involved in a number of other legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Company. Management of the Company believes that any liabilities which may arise out of legal claims or proceedings would not be material in relation to its financial position at December 31, 1996. The Company intends to maintain liability and other insurance of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     On May 2, 1996, the Annual Meeting of Shareholders of Oryx Energy Company was held to vote on proposals as follows:

          (a) To elect three directors to Class II of the Company's Board of Directors.

                                              ROBERT L.       PAUL R.         IAN L.
                                               KEISER         SEEGERS      WHITE-THOMSON
                                             -----------    -----------    -------------
Affirmative................................   79,941,770     79,941,727      79,949,037
Negative...................................           --             --              --
Abstained..................................           --             --              --
Withheld...................................    3,174,241      3,174,284       3,166,974
Broker non-votes...........................           --             --              --
Shares without executed proxies and not
  present for vote.........................   21,450,693     21,450,693      21,450,693
                                             -----------    -----------     -----------
Shares entitled to vote....................  104,566,704    104,566,704     104,566,704
                                             ===========    ===========     ===========

          (b) To approve the appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1996.

Affirmative.................................................   82,056,185
Negative....................................................      734,889
Abstained...................................................      324,419
Withheld....................................................           --
Broker non-votes............................................          518
Shares without executed proxies and not present for vote....   21,450,693
                                                              -----------
Shares entitled to vote.....................................  104,566,704
                                                              ===========

          (c) To approve the Equity and Deferred Compensation Plan for Non-Employee Directors.

Affirmative.................................................   77,181,847
Negative....................................................    5,212,172
Abstained...................................................      479,074
Withheld....................................................           --
Broker non-votes............................................      242,918
Shares without executed proxies and not present for vote....   21,450,693
                                                              -----------
Shares entitled to vote.....................................  104,566,704
                                                              ===========

          (d) To approve the Executive Variable Incentive Plan.

Affirmative.................................................   77,296,672
Negative....................................................    5,212,523
Abstained...................................................      605,998
Withheld....................................................           --
Broker non-votes............................................          818
Shares without executed proxies and not present for vote....   21,450,693
                                                              -----------
Shares entitled to vote.....................................  104,566,704
                                                              ===========

EXECUTIVE OFFICERS

     The following table sets forth information as to the Company's executive officers. All officers of the Company hold their offices at the pleasure of the Board of Directors.

             NAME, AGE AND                                      BUSINESS EXPERIENCE
       POSITION WITH THE COMPANY                              DURING PAST FIVE YEARS
       -------------------------                              ----------------------
Jerry W. Box, 58                            Mr. Box has been in this position since December 1995. From
  Executive Vice President,                   December 1994 through November 1995 he served as
  Chief Operating Officer and Director        Executive Vice President, Exploration and Production.
                                              From January 1992 through November 1994, he served as
                                              Senior Vice President, Exploration and Production of the
                                              Company.
Sherri T. Durst, 47                         Ms. Durst has been in this position since December 1993.
  General Auditor                             From February 1990 to December 1993, she served as
                                              Manager, Financial Processes.
Steven J. Flowers, 36                       Mr. Flowers assumed this position on November 8, 1996. He
  Treasurer                                   joined the Company in August 1995 as Assistant Treasurer.
                                              Prior to joining Oryx, Mr. Flowers held various financial
                                              and planning positions, including Assistant Treasurer at
                                              Maxus Energy Corporation from 1988 to 1995.
Frances G. Heartwell, 50                    Ms. Heartwell assumed this position in December 1995. From
  Vice President, Human Resources and         February 1993 to December 1995, she served the Company as
  Administration                              Director, Human Resources. From December 1991 to February
                                              1993, Ms. Heartwell was Director of Employee and
                                              Community Relations.
Robert L. Keiser, 54                        Mr. Keiser assumed this position in December 1994. From
  Chairman of the Board,                      January 1992 through November 1994, he was President and
  Chief Executive Officer, and President      Chief Operating Officer of the Company.

             NAME, AGE AND                                      BUSINESS EXPERIENCE
       POSITION WITH THE COMPANY                              DURING PAST FIVE YEARS
       -------------------------                              ----------------------
William C. Lemmer, 52                       Mr. Lemmer assumed this position in February 1995. From
  Vice President, General Counsel and         June 1994 until February 1995, he served as Vice
  Secretary                                   President and General Counsel to the Company. For the
                                              five previous years, he was Chief Counsel, Corporate of
                                              the Company.
Edward W. Moneypenny, 55                    Mr. Moneypenny has been in this position since December
  Executive Vice President, Finance,          1994. From January 1992 through November 1994, he was
  Chief Financial Officer, and Director       Senior Vice President, Finance and Chief Financial
                                              Officer of the Company.
Robert L. Thompson, 50                      Mr. Thompson assumed this position in February 1995. From
  Comptroller and                             February 1993 through January 1995, he served the Company
  Corporate Planning Director                 as Director of Business Planning and Acquisitions. From
                                              January 1992 through January 1993, he was Director of
                                              Planning and Analysis.

                                    PART II

ITEM 5. MARKET FOR ORYX ENERGY COMPANY COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     Market for Oryx Energy Company Common Stock and Related Security Holder Matters on page 47 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference. The market exchange on which the Company's stock is traded is listed on the cover page of this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to page 17 of the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 13-16 of the Company's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 18-21; the Notes to Consolidated Financial Statements on pages 22-40; the Report of Independent Accountants on page 41; and the Supplementary Financial and Operating Information (Unaudited) on pages 42-46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors required by this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 3-5 of the Company's definitive Proxy Statement dated March 26, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" on pages 9-17 of the Company's definitive Proxy Statement dated March 26, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners" on page 2 and "Security Ownership of Management" on page 8 of the Company's definitive Proxy Statement dated March 26, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. Consolidated Financial Statements: The information in the Company's 1996 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

     Other schedules and separate financial statements of unconsolidated subsidiaries are omitted because the information is shown elsewhere in this report, is not required or is not applicable.

        2. Exhibits:

                 *3.1              -- Restated Certificate of Incorporation of the Registrant,
                                        as currently in effect
                **3.2              -- Amended and Restated Bylaws of the Registrant, as
                                        currently in effect
               ***4.1              -- Form of Common Stock of the Registrant
              ****4.2              -- Rights Agreement dated as of September 11, 1990, between the Registrant and Manufacturers Hanover Trust Company
                 +4.3              -- Indenture dated as of September 11, 1990, between the
                                        Registrant and Manufacturers Hanover Trust Company
                ++4.4              -- First Supplemental Indenture by and between The Bank of
                                        New York and the Registrant
              +++10.1              -- Second Amended and Restated Agreement of Limited
                                        Partnership of Sun Energy Partners, L.P.
              +++10.2              -- Agreement of Limited Partnership of Sun Operating Limited
                                        Partnership, as amended
                 10.3          +   -- Registrant's Equity and Deferred Compensation Plan for
                                        Non-Employee Directors
                 10.4          +   -- Registrant's Executive Variable Incentive Plan


             ++++10.5              -- Registrant's Pension Restoration Plan
               ++10.5a             -- Amendment to Registrant's Pension Restoration Plan
             ++++10.6          +   -- Registrant's Executive Retirement Plan As Amended and
                                        Restated as of January 1, 1995
             ++++10.6a         +   -- Amendment No. One to Registrant's Executive Retirement
                                        Plan As Amended and Restated Effective January 1, 1995
                 10.6b         +   -- Amendment No. Two to Registrant's Executive Retirement
                                        Plan As Amended and Restated Effective January 1, 1995
           ++++++10.7          +   -- Registrant's Executive Long-Term Incentive Plan
         ++++++++10.7a         +   -- Amendment to Registrant's Executive Long-Term Incentive
                                        Plan, dated February 1, 1989
         ++++++++10.7b         +   -- Amendment to Registrant's Executive Long-Term Incentive
                                        Plan, dated February 6, 1989
                m10.8          +   -- Registrant's 1992 Long-Term Incentive Plan As Amended
                                        Through December 2, 1993 and Restated
                 10.8a         +   -- Amendment to Registrant's 1992 Long-Term Incentive Plan
                                        As Amended Through December 2, 1993 and Restated
                                        Effective as of September 4, 1996
             ++++10.9          +   -- Registrant's Savings Restoration Plan As Amended and
                                        Restated as of September 6, 1995
             ++++10.10         +   -- Registrant's Executive Deferred Compensation Plan as
                                        Amended and Restated as of September 6, 1995
             ++++10.11         +   -- Registrant's Deferred Compensation and Benefits Trust
             ++++10.12             -- Registrant's Special Employee Severance Plan
                m10.13         +   -- Registrant's Amended and Restated Special Executive
                                        Severance Plan
              mmm10.15             -- Oryx Energy Company $500,000,000 Revolving Credit
                                        Agreement Dated as of June 1, 1995
              mmm10.16             -- Sale and Purchase Agreement by and between Novus
                                        Petroleum Limited and the Registrant dated February 17,
                                        1995
              mmm10.17             -- Sale and Purchase Agreement by and between Union Texas
                                        Petroleum Limited and the Registrant dated May 31, 1995
              mmm10.18             -- Sale and Purchase Agreement by and between Powergen North
                                        Sea Limited and the Registrant dated June 14, 1995
                 12                -- Computation of Consolidated Ratio of Earnings to Fixed
                                        Charges and Earnings to Fixed Charges and Preferred
                                        Stock Dividend Requirements
                 13                -- Oryx Energy Company 1996 Annual Report to Shareholders
                m18                -- Accountant's Preferability Letter
             mmmm19                -- Distribution Agreement dated August 28, 1991 relating to
                                        Medium-Term Notes, Series A
               ++21                -- Subsidiaries
                 23                -- Consent of Coopers & Lybrand L.L.P.
                 24                -- Power of Attorney
                 27                -- Financial Data Schedule

------------------------------

          *  Incorporated by reference to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1992
             (File No. 1-10053) filed with the Commission on May 15,
             1992.
         **  Incorporated by reference to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1990
             (File No. 1-10053) filed with the Commission on November 14,
             1990.
        ***  Incorporated by reference to the Registrant's Form 8-K (File
             No. 1-10053) filed with the Commission on September 25,
             1990.
       ****  Incorporated by reference to the Registrant's Registration
             Statement on Form 8-A (File No. 1-10053) filed with the
             Commission on September 19, 1990.
          +  Incorporated by reference to the Registrant's Registration
             Statement on Form S-1 (File No. 33-24214) filed with the
             Commission on September 8, 1988.
         ++  Incorporated by reference to the Registrant's Amendment No.
             2 on Form S-3 (File No. 33-33361) filed with the Commission on June 29, 1990.
        +++  Incorporated by reference to the Form SE of Sun Energy
             Partners, L.P. filed with the Commission on March 20, 1986.
          + Management contracts or compensatory plan or arrangement required to be filed as an exhibit hereto.
       ++++  Incorporated by reference to the Registrant's Registration
             Statement on Form S-1 (File No. 33-27723) filed with the
             Commission on March 22, 1989.
         ++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991
             (File No. 1-10053) filed with the Commission on March 19,
             1992.
       ++++ Incorporated by reference to the registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1995
             (File no. 1-10053) filed with the Commission on March 29, 1996.
     ++++++  Incorporated by reference to the Registrant's Registration
             Statement on Form S-1 (File No. 33-24214) filed with the
             Commission on September 8, 1988.
   ++++++++  Incorporated by reference to the Registrant's Registration
             Statement on Form S-1 (File No. 33-33361) filed with the
             Commission on February 6, 1990.
          m Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
             (File No. 1-10053) filed with the Commission on March 23,
             1995.
         mm  Incorporated by reference to the Registrant's Form 8-K (File
             No. 1-10053) filed with the Commission on December 26, 1989.
        mmm  Incorporated by reference to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995
             (File No. 1-10053) filed with the Commission on August 9,
             1995.
       mmmm  Incorporated by reference to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1991
             (File No. 1-10053) filed with the Commission on November 14,
             1991.

     (b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORYX ENERGY COMPANY

                                            By:   /s/ EDWARD W. MONEYPENNY
                                              ----------------------------------
                                                     Edward W. Moneypenny
                                              Executive Vice President, Finance,
                                                 Chief Financial Officer, and
Date: March 21, 1997                                        Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                         DATE
                      ---------                                      -----                         ----
                  ROBERT L. KEISER*                    Chairman of the Board, President,                  )
-----------------------------------------------------    and Chief Executive Officer                      )
                  Robert L. Keiser                       (principal executive officer)                    )
                                                                                                          )
              /s/ EDWARD W. MONEYPENNY                 Executive Vice President, Finance,                 )
-----------------------------------------------------    Chief Financial Officer                          )
                Edward W. Moneypenny                     (principal financial officer),                   )
                                                         and Director                                     )
                                                                                                          )
                 ROBERT L. THOMPSON*                   Comptroller and Corporate Planning                 )
-----------------------------------------------------    Director (principal accounting                   )
                 Robert L. Thompson                      officer)                                         )
                                                                                                          )
                    JERRY W. BOX*                      Executive Vice President, Chief                    )
-----------------------------------------------------    Operating Officer and Director                   )
                    Jerry W. Box                                                                          )
                                                                                                          )
                WILLIAM E. BRADFORD*                   Director                                           )
-----------------------------------------------------                                                     )
                 William E. Bradford                                                                      )
                                                                                                          )
                  SYLVIA A. EARLE*                     Director                                           )     March 21, 1997
-----------------------------------------------------                                                     )
                   Sylvia A. Earle                                                                        )
                                                                                                          )
              DAVID C. GENEVER-WATLING*                Director                                           )
-----------------------------------------------------                                                     )
              David C. Genever-Watling                                                                    )
                                                                                                          )
                  ROBERT B. GILL *                     Director                                           )
-----------------------------------------------------                                                     )
                   Robert B. Gill                                                                         )
                                                                                                          )
               DAVID S. HOLLINGSWORTH*                 Director                                           )
-----------------------------------------------------                                                     )
               David S. Hollingsworth                                                                     )
                                                                                                          )
               CHARLES H. PISTOR, JR.*                 Director                                           )
-----------------------------------------------------                                                     )
               Charles H. Pistor, Jr.                                                                     )
                                                                                                          )
                  PAUL R. SEEGERS*                     Director                                           )
-----------------------------------------------------                                                     )
                   Paul R. Seegers                                                                        )
                                                                                                          )
                IAN L. WHITE-THOMSON*                  Director                                           )
-----------------------------------------------------                                                     )
                Ian L. White-Thomson                                                                      )
                                                                                                          )
            *By: /s/ EDWARD W. MONEYPENNY                                                                 )
  ------------------------------------------------                                                        )
                Edward W. Moneypenny                                                                      )
                  Attorney-in-Fact                                                                        )
                                                                                                          )


------------------------------

* A Power of Attorney authorizing Robert L. Keiser and Edward W. Moneypenny, and each of them, to sign this Form 10-K Annual Report on behalf of the directors, constituting a majority of the Board of Directors, and certain officers of Oryx Energy Company, is being filed with the Securities and Exchange Commission.

                              INDEX TO EXHIBITS

             Exhibit           Description
             Number
             -------           -----------
                 *3.1      -- Restated Certificate of Incorporation of the Registrant,
                                as currently in effect
                **3.2      -- Amended and Restated Bylaws of the Registrant, as
                                currently in effect
               ***4.1      -- Form of Common Stock of the Registrant
              ****4.2      -- Rights Agreement dated as of September 11, 1990, between the Registrant and Manufacturers Hanover Trust Company
                 +4.3      -- Indenture dated as of September 11, 1990, between the
                                Registrant and Manufacturers Hanover Trust Company
                ++4.4      -- First Supplemental Indenture by and between The Bank of
                                New York and the Registrant
              +++10.1      -- Second Amended and Restated Agreement of Limited
                                Partnership of Sun Energy Partners, L.P.
              +++10.2      -- Agreement of Limited Partnership of Sun Operating Limited
                                Partnership, as amended
                 10.3  +   -- Registrant's Equity and Deferred Compensation Plan for
                                Non-Employee Directors
                 10.4  +   -- Registrant's Executive Variable Incentive Plan

             ++++10.5              -- Registrant's Pension Restoration Plan
               ++10.5a             -- Amendment to Registrant's Pension Restoration Plan
             ++++10.6          +   -- Registrant's Executive Retirement Plan As Amended and
                                        Restated as of January 1, 1995
             ++++10.6a         +   -- Amendment No. One to Registrant's Executive Retirement
                                        Plan As Amended and Restated Effective January 1, 1995
                 10.6b         +   -- Amendment No. Two to Registrant's Executive Retirement
                                        Plan As Amended and Restated Effective January 1, 1995
           ++++++10.7          +   -- Registrant's Executive Long-Term Incentive Plan
         ++++++++10.7a         +   -- Amendment to Registrant's Executive Long-Term Incentive
                                        Plan, dated February 1, 1989
         ++++++++10.7b         +   -- Amendment to Registrant's Executive Long-Term Incentive
                                        Plan, dated February 6, 1989
                m10.8          +   -- Registrant's 1992 Long-Term Incentive Plan As Amended
                                        Through December 2, 1993 and Restated
                 10.8a         +   -- Amendment to Registrant's 1992 Long-Term Incentive Plan
                                        As Amended Through December 2, 1993 and Restated
                                        Effective as of September 4, 1996
             ++++10.9          +   -- Registrant's Savings Restoration Plan As Amended and
                                        Restated as of September 6, 1995
             ++++10.10         +   -- Registrant's Executive Deferred Compensation Plan as
                                        Amended and Restated as of September 6, 1995
             ++++10.11         +   -- Registrant's Deferred Compensation and Benefits Trust
             ++++10.12             -- Registrant's Special Employee Severance Plan
                m10.13         +   -- Registrant's Amended and Restated Special Executive
                                        Severance Plan
              mmm10.15             -- Oryx Energy Company $500,000,000 Revolving Credit
                                        Agreement Dated as of June 1, 1995
              mmm10.16             -- Sale and Purchase Agreement by and between Novus
                                        Petroleum Limited and the Registrant dated February 17,
                                        1995
              mmm10.17             -- Sale and Purchase Agreement by and between Union Texas
                                        Petroleum Limited and the Registrant dated May 31, 1995
              mmm10.18             -- Sale and Purchase Agreement by and between Powergen North
                                        Sea Limited and the Registrant dated June 14, 1995
                 12                -- Computation of Consolidated Ratio of Earnings to Fixed
                                        Charges and Earnings to Fixed Charges and Preferred
                                        Stock Dividend Requirements
                 13                -- Oryx Energy Company 1996 Annual Report to Shareholders
                m18                -- Accountant's Preferability Letter
             mmmm19                -- Distribution Agreement dated August 28, 1991 relating to
                                        Medium-Term Notes, Series A
               ++21                -- Subsidiaries
                 23                -- Consent of Coopers & Lybrand L.L.P.
                 24                -- Power of Attorney
                 27                -- Financial Data Schedule

------------------------------

          * Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-10053) filed with the Commission on May 15, 1992.
         ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 1-10053) filed with the Commission on November 14, 1990.
        *** Incorporated by reference to the Registrant's Form 8-K (File No. 1-10053) filed with the Commission on September 25, 1990.
       **** Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 1-10053) filed with the Commission on September 19, 1990.
          + Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
         ++ Incorporated by reference to the Registrant's Amendment No. 2 on Form S-3 (File No. 33-33361) filed with the Commission on June 29, 1990.
        +++ Incorporated by reference to the Form SE of Sun Energy Partners, L.P. filed with the Commission on March 20, 1986.
          + Management contracts or compensatory plan or arrangement required to be filed as an exhibit hereto.
       ++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-27723) filed with the Commission on March 22, 1989.
         ++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-10053) filed with the Commission on March 19, 1992.
       ++++ Incorporated by reference to the registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1995 (File no. 1-10053) filed with the Commission on March 29, 1996.
     ++++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.
   ++++++++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-33361) filed with the Commission on February 6, 1990.
          m Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-10053) filed with the Commission on March 23, 1995.
         mm Incorporated by reference to the Registrant's Form 8-K (File No. 1-10053) filed with the Commission on December 26, 1989.
        mmm Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-10053) filed with the Commission on August 9, 1995.
       mmmm Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-10053) filed with the Commission on November 14, 1991.