Form 10-Q
period 1997-03-31
ORYX ENERGY CO
filed 1997-05-05
CIK 836442

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1997

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



     The number of shares of common stock, $1 par value, outstanding on April 30, 1997 was 105,327,541.

                       ORYX ENERGY COMPANY


                              INDEX



                                                          Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 1997
          and 1996 ..................................      3

          Condensed Consolidated Balance Sheets at
          March 31, 1997 and December 31, 1996 ......      4

          Condensed Consolidated Statements of Cash
          Flows for the Three Months Ended March 31,
          1997 and 1996 .............................      5

          Notes to Condensed Consolidated Financial
          Statements ................................      6

          Report of Independent Accountants .........      9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ................................     10


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
          Holders ..................................      13


SIGNATURE ..........................................      16

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             For the Three Months
(Millions of Dollars, Except                    Ended March 31
Per Share Amounts)                              1997        1996
                                                  (Unaudited)
Revenues
  Oil and gas                                   $342        $248
  Other                                           (7)         (1)
                                                ----        ----
                                                 335         247
                                                ----        ----
Costs and Expenses
  Operating costs                                 69          58
  Production taxes                                39          26
  Exploration costs                               14          11
  Depreciation, depletion and amortization        79          63
  General and administrative expense              15          15
  Interest and debt expense                       27          29
  Interest capitalized                            (5)         (3)
                                                 ----        ----
                                                 238         199

Income Before Provision for Income Taxes          97          48
Provision for Income Taxes (Note 3)               35          17
Remeasurement of Foreign Deferred Tax
  (Note 3)                                        (4)         (1)
                                                 ----        ----

Net Income                                       $66         $32
                                                 ====       ====
Net Income Per Share of Common Stock            $.62        $.31
                                                ====        ====
Weighted Average Number of Common Shares
    Outstanding (in millions)                  105.7       104.6
                                               =====       =====

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                         March 31   December 31
(Millions of Dollars)                      1997         1996
                                       (Unaudited)
Assets

Current Assets
  Cash and cash equivalents               $   11       $    9
  Accounts receivable and other current
  assets                                     181          241
                                          ------       ------
Total Current Assets                         192          250
Properties, Plants and Equipment (Note 4)  1,665        1,627
Deferred Charges and Other Assets             59           58
                                          ------       ------

Total Assets                              $1,916       $1,935
                                          ======       ======

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
  Accounts payable                        $  116       $  130
  Accrued liabilities                        259          251
Current portion of long-term debt              4            4
                                          ------       ------
Total Current Liabilities                    379          385
Long-Term Debt                             1,108        1,183
Deferred Income Taxes                        238          248
Deferred Credits and Other Liabilities       156          156
Shareholders' Equity (Deficit) (Note 5)
  Common stock, par value $1 per share       124          124
  Additional paid-in capital               1,821        1,821
  Accumulated deficit                      (833)        (895)
                                          ------       ------
                                           1,112        1,050

  Less:  Common stock in treasury,
           at cost                          (979)        (988)
         Loan to ESOP                        (98)         (99)
                                          ------       ------
Shareholders' Equity (Deficit)                35          (37)
                                          ------       ------
Total Liabilities and Shareholders'
  Equity (Deficit)                       $ 1,916       $1,935
                                         =======       ======


The successful efforts method of accounting is followed.


                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Three Months
                                                Ended March 31
(Millions of Dollars)                           1997      1996
                                                 (Unaudited)
Cash and Cash Equivalents From Operating Activities
  Net income                                   $  66      $  32
  Adjustments to reconcile net income to
    net cash flow from operating activities:
     Depreciation, depletion and amortization     79         63
     Dry hole costs and leasehold impairment       2          3
     Gain on sale of assets, net of taxes          -         (1)
     Deferred income taxes                         8         15
     Remeasurement of foreign deferred tax        (4)        (1)
     Other                                         4          1
                                               ------     ------
                                                 155        112

     Changes in working capital:
       Accounts receivable and
         other current assets                     61        (5)
       Accounts payable and accrued
         liabilities                              (2)       22
                                               ------    ------

Net Cash Flow Provided From Operating
       Activities                                214       129
                                               ------    -----
Investing Activities
  Capital expenditures                          (117)      (86)
  Proceeds from divestments, net of
       current taxes                               -         4
  Other                                          (21)       (9)
                                               -----     -----
Net Cash Flow Used For Investing
       Activities                               (138)      (91)
                                               ------   ------
Financing Activities
  Proceeds from borrowings                        15        16
  Repayments of long-term debt                   (90)      (64)
  ESOP Loan Repayment                              1         -
                                               ------   ------
Net Cash Flow Used For Financing
       Activities                                (74)      (48)
                                               ------   ------
Changes In Cash and Cash Equivalents               2       (10)
Cash and Cash Equivalents at Beginning
       of Period                                   9        20
Cash and Cash Equivalents at End               ------   ------
       of Period                                $ 11      $ 10
                                               ======   ======
                    (See Accompanying Notes)

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year 1997.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                Three Months Ended March 31
                                      1997         1996
                                   (Millions of Dollars)
     Interest paid (net of
        capitalized amounts)        $  19         $  15
     Income taxes paid              $  18         $   -

2.   Provision for Restructuring

     In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.

     An analysis of the 1995 provision for restructuring follows:
                                         1997
                             Balance    First    Balance
                                at     Quarter      at
                             12/31/96  Activity  3/31/97
                                (Millions of Dollars)

     Office lease obligation *$ 13     $  (1)      $ 12
                              ====      =====      ====
     * Represents contractual obligations existing prior to the commitment date that will continue with no economic benefit to the Company.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (continued)


3.   Income Taxes

     The Company's provisions for income taxes for the three months ended March 31, 1997 and 1996 reflect provisions of $35 million and $17 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     Deferred  income  taxes  are provided  to  reflect  the  tax consequences in future periods of differences between financial statements and tax basis of assets and liabilities at period end in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company. Earnings have increased $4 million and $1 million for the three months ended March 31, 1997 and 1996 from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                           (continued)


4.   Properties, Plants and Equipment

     At March 31, 1997 and December 31, 1996, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                    March 31     December 31
                                      1997           1996
                                    (Millions of Dollars)

     Gross investment............  $  5,430       $  5,354
     Less accumulated
       depreciation, depletion
       and amortization..........     3,765          3,727
                                   --------       --------
     Net investment..............  $  1,665       $  1,627
                                   ========       ========


5.   Shareholders' Equity (Deficit)

     Shares   of  the  Company's  preferred  and  common   stocks
     authorized, issued, outstanding and in treasury at March 31, 1997 and December 31, 1996 were as follows:
                                                            In
                       Authorized  Issued   Outstanding  Treasury
                              (Thousands of Shares)
     March 31, 1997
      Preferred stock     15,000         -            -        -
      Preference stock     7,741         -            -        -
      Common stock       250,000   126,704      105,314 (18,388)
     December 31, 1996
      Preferred stock     15,000         -            -        -
      Preference stock     7,741         -            -        -
      Common stock       250,000   126,704      104,983 (18,719)

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              /s/ Coopers & Lybrand L.L.P.


Dallas, Texas
May 2, 1997

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $2 million during the three months ended March 31, 1997. The increase was comprised of $214 million of net cash flow provided from operating activities, $138 million of net cash flow used for investing activities and $74 million of net cash flow used for financing activities. The $214 million in net cash flow provided from operating activities consisted of $155 million in net cash flow provided from operating activities before changes in current assets and liabilities and $59 million provided from changes in current assets and liabilities. The $155 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil and natural gas prices and volumes. The $59 million of net cash flow provided from changes in current assets and liabilities consisted of a $61 million decrease in accounts receivable and a $2 million decrease in accounts payable.

The $138 million in net cash flow used for investing activities and the $74 million in net cash flow used for financing activities are primarily due to a cash use of $117 million for capital expenditures and a cash use of $75 million for net decreases in debt.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share," effective for fiscal years beginning after December 15, 1997. The impact of this statement, when adopted, will not be material.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1997 was $66 million, or $.62 per share, as compared to net income of $32 million, or $.31 per share for the quarter ended March 31, 1996. Revenues for the 1997 first quarter were $335 million versus $247 million for the first quarter of 1996.

Compared to the same quarter last year, worldwide crude oil prices increased by $2.49 per barrel and U.S. natural gas prices increased by $.74 per mcf. Crude oil volumes increased by 16 thousand barrels per day, or 16 percent and natural gas volumes increased 51 million cubic feet per day, or 11 percent.

First quarter unit costs were higher than the same period last year primarily due to higher operating costs, driven by the timing of maintenance and workover expenses; increased production taxes, a direct result of higher commodity prices; and higher DD&A, a function of production mix.

During the first quarter the Company reported several key operational milestones. In February, Oryx became operator of the U.K. Ninian field where it is implementing plans to significantly reduce costs, extend field life and increase reserves. Production commenced in March from the Gulf of Mexico Neptune field, where the Company operates the world's first floating production spar. Also in March, a decision was made to proceed with development of the 350-400 million gross barrels of hydrocarbon liquids at the Bayu-Undan field in Australia.

The 1997 first quarter includes a $4 million benefit for the remeasurement of foreign deferred taxes. By comparison, the 1996 first quarter included a $1 million net gain from asset sales and a $1 million benefit for the remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the three months ended March 31, 1997 was 118 thousand barrels daily compared to average net production for the three months ended March 31, 1996 of 102 thousand barrels daily. Average net production of crude oil and condensate was 41 thousand barrels daily in the United States and 77 thousand barrels daily from foreign locations during the three months ended March 31, 1997, compared to 45 thousand barrels daily in the United States and 57 thousand barrels daily from foreign locations in the first quarter of 1996. The average worldwide crude oil and condensate price in the first quarter of 1997 was $19.86 per barrel compared to $17.37 per barrel in the first quarter of 1996.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS (continued)


Average worldwide net production of natural gas was 524 million cubic feet daily for the three months ended March 31, 1997, compared to 473 million cubic feet in the three months ended March 31, 1996. Average net production of natural gas was 512 million cubic feet daily in the United States and 12 million cubic feet daily from the United Kingdom in the first quarter of 1997, compared to 466 million cubic feet daily in the United States and 7 million cubic feet daily from the United Kingdom in the first quarter of 1996. The average worldwide price of natural gas for the first quarter of 1997 was $2.77 per thousand cubic feet compared to $2.03 per thousand cubic feet in the first quarter of 1996.

                             PART II
                        OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     On  May 1, 1997, the Annual Meeting of Shareholders of  Oryx
     Energy Company was held to vote on proposals as follows:

               (a) To elect three directors to Class II of the Company's Board of Directors.

                        Jerry W.  William E.  Sylvia A.   Edward W.
                         Box       Bradford     Earle     Moneypenny

          Affirmative83,304,670   83,406,070  83,387,537  83,302,993
          Negative            -            -           -           -
          Abstained           -            -           -           -
          Withheld      601,977      500,577     519,110     603,654
          Broker non-votes    -            -           -           -
          Shares without
             executed
             proxies
             and not
             present
             for vote 21,406,234  21,406,234  21,406,234  21,406,234
                     -----------  ----------  ----------  ----------
          Shares entitled
             to vote 105,312,881 105,312,881 105,312,881 105,312,881
                     =========== =========== =========== ===========
               (b) To approve the appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1997.

          Affirmative                   83,131,252
          Negative                         521,611
          Abstained                        253,784
          Withheld                               -
          Broker non-votes                       -
          Shares without executed
             proxies and not present
             for vote                   21,406,234
                                       -----------
          Shares entitled to vote      105,312,881
                                       ===========

                             PART II
                  OTHER INFORMATION - continued


               (c)  To approve the 1997 Long-Term Incentive Plan.

          Affirmative                   71,510,914
          Negative                       9,081,721
          Abstained                      1,654,128
          Withheld                               -
          Broker non-votes               1,659,884
          Shares without executed
             proxies and not present
             for vote                   21,406,234
                                       -----------
          Shares entitled to vote      105,312,881
                                       ===========

               (d)  To approve an Amendment to the 1992 Long-Term
               Incentive Plan.

          Affirmative                   77,798,685
          Negative                       2,802,432
          Abstained                      1,694,239
          Withheld                               -
          Broker non-votes               1,611,291
          Shares without executed
             proxies and not present
             for vote                   21,406,234
                                       -----------
          Shares entitled to vote      105,312,881
                                       ===========
        (e)      To  reapprove  the Executive Variable  Incentive
                 Plan.

          Affirmative                   79,925,110
          Negative                       2,504,011
          Abstained                      1,455,398
          Withheld                               -
          Broker non-votes                  22,128
          Shares without executed
             proxies and not present
             for vote                   21,406,234
                                       -----------
          Shares entitled to vote      105,312,881
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

               27   Financial Data Schedule

               28   Awareness letter of Coopers & Lybrand L.L.P.

        *      Attached as page 18 to this Form 10-Q.

       (b)     Reports on Form 8-K:

                     The Company did not file any reports on Form
               8-K during the quarter ended March 31, 1997.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY    /s/ EDWARD W. MONEYPENNY
     Edward W. Moneypenny
     (Executive Vice President, Finance,
      and Chief Financial Officer)



DATE May 5, 1997

                           EXHIBIT 12

                       ORYX ENERGY COMPANY
          COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS
       TO FIXED CHARGES AND EARNINGS TO FIXED CHARGES AND
      PREFERRED STOCK DIVIDEND REQUIREMENTS - UNAUDITED (a)

                      (Millions of Dollars)
                                                  Three Months
                                                 Ended March 31
                                                      1997
RATIO OF EARNINGS TO FIXED CHARGES:
Fixed Charges:
 Consolidated interest cost and debt expense          $ 27
 Interest allocable to rental expense (b)                1
                                                      ----
   Total                                              $ 28
                                                      ====
Earnings:
 Consolidated income before provision for
   income taxes                                       $ 97
 Fixed charges                                          28
 Interest capitalized                                  (5)
 Amortization of previously capitalized
   interest                                              1
                                                      ----
   Total                                              $121
                                                      ====
Ratio of Earnings to Fixed Charges                    4.32
                                                      ====
RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED
  STOCK DIVIDEND REQUIREMENTS:
Fixed Charges:
 Consolidated interest cost and debt expense          $ 27
 Preferred stock dividend requirements                   -
 Interest allocable to rental expense (b)                1
                                                      ----
   Total                                              $ 28
                                                      ====
Earnings:
 Consolidated income before provision for
   income taxes                                       $ 97
 Fixed charges                                          28
 Interest capitalized                                  (5)
 Amortization of previously capitalized interest         1
                                                      ----
   Total                                             $ 121
                                                     =====
Ratio of Earnings to Fixed Charges                    4.32
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
Attn.:  Document Control

Re:  Oryx Energy Company Form 10-Q

We are aware that our report dated May 2, 1997 on our review of the interim condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996, included in this Form 10-Q, is incorporated by reference in the following registration statements:
                                                Registration No.
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

Dallas, Texas
May 2, 1997