Form 10-K405/A
period 1996-12-31
ORYX ENERGY CO
filed 1997-06-26
CIK 836442

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT

               FILED PURSUANT TO SECTION 12, 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                              ORYX ENERGY COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                                AMENDMENT NO. 1


The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:

              Part IV.    Item 14.     Exhibits, Financial Statement Schedules
                                       and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Oryx Energy Company

                                   By:    /s/  EDWARD W. MONEYPENNY
                                        ----------------------------------------
                                          Edward W. Moneypenny
                                          Executive Vice President, Finance, and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



Date:   May 30, 1997



--------------------------------------------------------------------------------
================================================================================

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Registrant hereby amends Item 14(a) by filing the following exhibit thereto:

    99.1 Form 11-K for the fiscal year ended December 31, 1996, of the Oryx Energy Company Capital Accumulation Plan