Form 10-Q
period 1997-06-30
ORYX ENERGY CO
filed 1997-07-30
CIK 836442

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         June 30, 1997

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




      The number of shares of common stock, $1 par value, outstanding on July 1, 1997 was 105,415,076.

                       ORYX ENERGY COMPANY


                              INDEX



                                                                     Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1997 and 1996.........  3

          Condensed Consolidated Balance Sheets at June 30,
          1997 and December 31, 1996................................  4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1997 and 1996...............  5

          Notes to Condensed Consolidated Financial Statements......  6

          Report of Independent Accountants.........................  9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................... 10


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ......................... 13

SIGNATURE........................................................... 14

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     For the Three Months  For the Six Months
(Millions of Dollars, Except             Ended June 30        Ended June 30
 Per Share Amounts)                       1997   1996         1997    1996
                                                    (Unaudited)
Revenues
  Oil and gas (Note 3)                   $ 276   $ 256         $ 618   $ 504
  Other                                     (2)     (3)           (9)     (4)
                                         -----   -----         -----   -----
                                           274     253           609     500
                                         -----   -----         -----   -----
Costs and Expenses
  Operating costs                           67      57           136     115
  Production taxes                          41      36            80      62
  Exploration costs                         17      14            31      25
  Depreciation, depletion and
    amortization                            74      66           153     129
  General and administrative
    expense                                 15      14            30      29
  Interest and debt expense                 28      27            55      56
  Interest capitalized                      (3)     (4)           (8)     (7)
                                         -----   -----         -----   -----

                                           239     210           477     409
                                         -----   -----         -----   -----
Income Before Provision for
  Income Taxes                              35      43           132      91
Provision for Income Taxes (Note 4)         10      14            45      31
Remeasurement of Foreign Deferred
  Tax (Note 4)                               2       1            (2)      -
                                         -----   -----         -----   -----
Net Income                                 $23    $ 28          $ 89     $60
                                         =====   =====         =====   =====

Net  income Per Share of Common Stock    $ .22   $ .27         $ .84   $ .57
                                         =====   =====         =====   =====

Weighted Average Number of Common
  Shares Outstanding (in millions)       105.7   104.9         105.6   104.8
                                         =====   =====         =====   =====

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30    December 31
(Millions of Dollars)                              1997        1996
                                               (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                      $    6       $    9
  Accounts receivable and other current assets      210          241
                                                 ------       ------
Total Current Assets                                216          250
Properties, Plants and Equipment (Note 5)         1,705        1,627
Deferred Charges and Other Assets                    57           58
                                                 ------       ------

Total Assets                                     $1,978       $1,935
                                                 ======       ======
Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                $ 116       $  130
  Accrued liabilities                               248          251
  Current portion of long-term debt                   4            4
                                                 ------       ------
Total Current Liabilities                           368          385
Long-Term Debt                                    1,166        1,183
Deferred Income Taxes                               234          248
Deferred Credits and Other Liabilities              149          156
Shareholders' Equity (Deficit) (Note 6)
  Common stock, par value $1 per share              124          124
  Additional paid-in capital                      1,821        1,821
  Accumulated deficit                              (811)        (895)
                                                 ------       ------
                                                  1,134        1,050

  Less:  Common stock in treasury, at cost         (976)        (988)
         Loan to ESOP                               (97)         (99)
                                                 ------       ------
Shareholders' Equity (Deficit)                       61          (37)
                                                 ------       ------
Total Liabilities and Shareholders' Equity
  (Deficit)                                      $1,978       $1,935
                                                 ======       ======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Six Months
                                                       Ended June 30
(Millions of Dollars)                                 1997        1996
                                                        (Unaudited)
Cash and Cash Equivalents From Operating Activities
  Net income                                         $  89        $ 60
  Adjustments to reconcile net income to net
    cash from operating activities:
     Depreciation, depletion and amortization          153         129
     Dry hole costs and leasehold impairment            10          10
     Deferred income taxes                              16          28
     Remeasurement of foreign deferred tax              (2)          -
     Other                                               5           -
                                                     -----        ----
                                                       271         227

     Changes in working capital:
       Accounts receivable and other current assets     31          (5)
       Accounts payable and accrued liabilities        (15)          -
                                                     -----        ----

Net  Cash  Flow Provided From Operating Activities     287         222
                                                     -----        ----
Investing Activities
  Capital expenditures                                (238)       (185)
  Proceeds from divestments, net of current taxes        1           4
  Other                                                (38)        (11)
                                                     -----        ----

Net Cash Flow Used For Investing Activities           (275)       (192)
                                                     -----        ----
Financing Activities
  Proceeds from borrowings                             105         109
  Repayments of long-term debt                        (122)       (146)
  ESOP Loan Repayment                                    2           -
                                                     -----        ----
Net Cash Flow Used For Financing Activities            (15)        (37)
                                                     -----        ----
Changes In Cash and Cash Equivalents                    (3)         (7)
Cash and Cash Equivalents at Beginning of Period         9          20
                                                     -----        ----
Cash and Cash Equivalents at End of Period            $  6         $13
                                                     =====        ====

                    (See Accompanying Notes)

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the six months ended June 30, 1997 are not necessarily indicative of the results for the full year 1997.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                      Six Months Ended June 30
                                          1997      1996
                                      (Millions of Dollars)
            Interest paid (net of capitalized
              amounts)                  $   58     $  45
            Income taxes paid           $   41     $   2

2.   Provision for Restructuring

     In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.

     An analysis of the 1995 restructuring liability follows:

                                  1997      1997
                      Balance    First     Second  Balance
                         at     Quarter   Quarter     at
                      12/31/96  Activity  Activity 6/30/97
                                 (Millions of Dollars)
     Office lease
       obligation*     $ 13     $ (1)     $ (1)     $ 11
                       ====     ====      ====      ====

           * Represents contractual obligations existing prior to the commitment date that will continue with no economic benefit to the Company.

3. The Company utilizes collar, swap and put contracts to hedge crude oil and natural gas prices.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


4.   Income Taxes

     The Company's provisions for income taxes for the three and six months ended June 30, 1997 were $10 million and $45 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     Deferred  income  taxes  are provided  to  reflect  the  tax consequences in future periods of differences between financial statements and tax basis of assets and liabilities at period end in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company. Earnings for the three and six months ended June 30, 1997 decreased $2 million and increased $2 million while earnings for the three months ended June 30, 1996 decreased $1 million from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.


5.   Properties, Plants and Equipment

     At June 30, 1997 and December 31, 1996, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                               June 30   December 31
                                                1997        1996
                                               (Millions of Dollars)
          Gross investment .................  $5,456      $5,354
          Less accumulated depreciation,
            depletion and amortization .....   3,751       3,727
                                              ------      ------
          Net investment ...................  $1,705      $1,627
                                              ======      ======

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


6.   Shareholders' Equity (Deficit)

     Shares   of  the  Company's  preferred  and  common   stocks
     authorized, issued, outstanding and in treasury at June 30, 1997 and December 31, 1996 were as follows:

                                                                In
                          Authorized   Issued   Outstanding  Treasury
                                  (Thousands of Shares)
     June 30, 1997
      Preferred stock       15,000          -             -         -
      Preference stock       7,741          -             -         -
      Common stock         250,000    126,704       105,415   (18,287)
     December 31, 1996
      Preferred stock       15,000          -             -         -
      Preference stock       7,741          -             -         -
      Common stock         250,000    126,704       104,983   (18,719)

7.   Subsequent Events

     On July 3, 1997, the Board of Directors of the Company authorized a plan to repurchase up to $50 million of its 7 1/2 percent Convertible Subordinated Debentures Due 1999 through 2014. The purchases, if and when made, will be in the open market from time to time depending on market conditions. There is no specific deadline for the program.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1997, the related condensed consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /s/COOPERS & LYBRAND L.L.P.


Dallas, Texas
July 29, 1997

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $3 million over the six months ended June 30, 1997. The decrease was comprised of $287 million of net cash flow provided from operating activities, $275 million of net cash flow used for investing activities and $15 million of net cash flow used for financing activities. The $287 million in net cash flow provided from operating activities consisted of $271 million in net cash flow provided from operating activities before changes in current assets and liabilities and $16 million provided from changes in current assets and liabilities. The $271 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by an increase in crude oil and natural gas volumes, an increase in natural gas prices, offset in part, by a decrease in crude oil prices. The $16 million of net cash flow provided from changes in current assets and liabilities consisted of a $31 million decrease in accounts receivable and other current assets and a $15 million decrease in accounts payable and accrued liabilities.

The $275 million in net cash flow used for investing activities and the $15 million in net cash flow used for financing activities are primarily due to cash uses of $238 million for capital expenditures and $17 million from net decreases in debt.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

During  February  1997, the Financial Accounting Standards  Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earning per Share," effective for fiscal years beginning after December 15, 1997. The impact of this statement when adopted, will not be material. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not be material.

On July 3, 1997, the Board of Directors of the Company authorized a  plan  to  repurchase  up  to $50 million  of  its  7 1/2  percent
Convertible Subordinated Debentures Due 1999 through  2014.   The
purchases, if and when made, will be in the open market from time to time depending on market conditions. There is no specific deadline for the program.

RESULTS OF OPERATIONS - SIX MONTHS

The Company's net income for the six months ended June 30, 1997 was $89 million, or $.84 per share, as compared to net income of $60 million, or $.57 per share for the first six months of 1996. Revenues for the six months were $609 million in 1997 versus $500 million in 1996.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - SIX MONTHS (continued)

Average worldwide net production of crude oil and condensate for the six months ended June 30, 1997 was 115 thousand barrels daily compared to average net production for the six months ended June 30, 1996 of 100 thousand barrels daily. Average net production of crude oil and condensate was 43 thousand barrels daily in the United States and 72 thousand barrels daily from foreign locations during the six months ended June 30, 1997, compared to 44 thousand barrels daily in the United States and 56 thousand barrels daily from foreign locations during the six months ended June 30, 1996. The worldwide crude oil and condensate price for the first six months of 1997 was $18.87 per barrel compared to $18.19 per barrel for the first six months of 1996.

Average worldwide net production of natural gas was 519 million cubic feet daily for the six months ended June 30, 1997, compared to 479 million cubic feet in the six months ended June 30, 1996. Average net production of natural gas was 509 million cubic feet daily in the United States and 10 million cubic feet daily from the United Kingdom in the first six months of 1997, compared to 471 million cubic feet daily in the United States and 8 million cubic feet daily in the United Kingdom in the first six months of 1996. The worldwide price of natural gas for the first six months of 1997 was $2.41 per thousand cubic feet compared to $1.99 per thousand cubic feet for the first six months of 1996.

RESULTS OF OPERATIONS - THREE MONTHS

The Company's net income for the quarter ended June 30, 1997 was $23 million, or $.22 per share, as compared to net income of $28 million, or $.27 per share for the same quarter last year. Revenues for the 1997 second quarter were $274 million versus $253 million for the 1996 second quarter.

The 1997 second quarter includes a $2 million charge for the remeasurement of foreign deferred taxes. By comparison, the 1996 second quarter included a $1 million net loss from asset sales and a $1 million charge for remeasurement of foreign deferred taxes.

Compared to the same quarter last year, worldwide crude oil prices decreased by $1.22 per barrel and U.S. natural gas prices increased by $.10 per thousand cubic feet. Crude oil volumes increased by 12 thousand barrels per day or 12 percent and natural gas volumes increased 29 million cubic feet per day or 6 percent.

Second quarter unit costs were higher than the same period last year primarily due to higher operating costs, a result of timing of U.K. North Sea maintenance and workover activities; increased exploration costs, a direct result of higher exploration activities; and increased production taxes, also in the U.K. North Sea.

Prices have decreased from the higher levels realized in the first quarter but are still well within our 1997 planning range and should allow us to fully execute our exploration and development programs. Exploration activity, which increased in the second quarter, is expected to remain at high levels for the rest of the year.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - THREE MONTHS (continued)

Average worldwide net production of crude oil and condensate for the three months ended June 30, 1997 was 111 thousand barrels daily compared to average net production for the three months ended June 30, 1996 of 99 thousand barrels daily. Average net production of crude oil and condensate was 46 thousand barrels daily in the United States and 65 thousand barrels daily from foreign locations during the three months ended June 30, 1997, compared to 43 thousand barrels daily in the United States and 56 thousand barrels daily from foreign locations in the second quarter of 1996. The worldwide crude oil and condensate price in the second quarter of 1997 was $17.83 per barrel compared to $19.05 per barrel in the second quarter of 1996.

Average worldwide net production of natural gas was 514 million cubic feet daily for the three months ended June 30, 1997, compared to 485 million cubic feet daily in the three months ended June 30, 1996. Average net production of natural gas was 505 million cubic feet daily in the United States and 9 million cubic feet daily from the United Kingdom in the second quarter of 1997, compared to 476 million cubic feet daily in the United States and 9 million cubic feet daily from the United Kingdom in the second quarter of 1996. The worldwide price of natural gas for the second quarter of 1997 was $2.06 per thousand cubic feet compared to $1.96 per thousand cubic feet in the second quarter of 1996.

                             PART II

                        OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:

               12 Computation of Consolidated Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

               15 Accountant's letter regarding unaudited interim financial information.

               27   Financial Data Schedule.





        (b) Reports on Form 8-K:

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ORYX ENERGY COMPANY





BY:   /s/ E. W. Moneypenny
      E. W. Moneypenny
      (Executive Vice President,
       Finance, and Chief Financial Officer)



DATE: July 29, 1997

                                                       EXHIBIT 12
                       ORYX ENERGY COMPANY
          COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS
  TO FIXED CHARGES AND EARNINGS TO FIXED CHARGES AND PREFERRED
           STOCK DIVIDEND REQUIREMENTS - UNAUDITED (a)

                      (Millions of Dollars)

                                              Three Months     Six Months
                                               Ended June 30  Ended June 30
                                                    1997          1997
RATIO OF EARNINGS TO FIXED CHARGES:
Fixed Charges:
 Consolidated interest cost and debt expense       $  28        $  55
 Interest allocable to rental expense (b)              2            3
                                                   -----        -----
   Total                                           $  30        $  58
                                                   =====        =====
Earnings:
 Consolidated income before provision for income
   taxes                                           $  35        $ 132
 Fixed charges                                        30           58
 Interest capitalized                                 (3)          (8)
  Amortization of previously capitalized interest      1            2
                                                   -----        -----
   Total                                           $  63        $ 184
                                                   =====        =====
Ratio of Earnings to Fixed Charges                  2.10         3.17
                                                   =====        =====
RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK
  DIVIDEND REQUIREMENTS:
Fixed Charges:
 Consolidated interest cost and debt expense       $  28        $  55
 Preferred stock dividend requirements                 -            -
 Interest allocable to rental expense (b)              2            3
                                                   -----        -----
   Total                                           $  30        $  58
                                                   =====        =====
Earnings:
 Consolidated income before provision for income
   taxes                                           $  35        $ 132
 Fixed charges                                        30           58
 Interest capitalized                                 (3)          (8)
  Amortization  of previously capitalized  interest    1            2
                                                   -----        -----
   Total                                           $  63        $ 184
                                                   =====        =====
Ratio of Earnings to Fixed Charges                  2.10         3.17
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
Attn.:  Document Control

Re:  Oryx Energy Company Form 10-Q

We are aware that our report dated July 29, 1997 on our review of the interim condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1997, the related condensed consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, included in this Form 10-Q, is incorporated by reference in the following registration statements:

                                                        Registration No.
On Form S-3 for:

  Oryx Energy Company $500,000,000 Debt Securities;
  Preferred Stock; and Common Stock                            33-45611

  Oryx Energy Company $600,000,000 Debt Securities             33-33361

  Oryx Energy Company 7,259,394 shares of Common Stock         33-36799

On Form S-8 for:

  Oryx Energy Company 1992 Long-Term Incentive Plan            33-42695

  Oryx Energy Company Long-Term Incentive Plan                 33-25032

  Oryx Energy Company Capital Accumulation Plan                33-24918

  Oryx Energy Company Equity and Deferred Compensation
  Plan for Non-Employee Directors                             333-03075

  Oryx Energy Company Executive Variable Incentive Plan       333-03089

  Oryx Energy Company 1997 Long-Term Incentive Plan           333-26563


Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


            /s/ COOPERS & LYBRAND L.L.P.


Dallas, Texas
July 29, 1997