Form 10-Q
period 1997-09-30
ORYX ENERGY CO
filed 1997-11-07
CIK 836442

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1997

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

                ________________________________

      The number of shares of common stock, $1 par value, outstanding on November 1, 1997 was 105,720,071.

                       ORYX ENERGY COMPANY
                ________________________________

                              INDEX



                                                           Page

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Income
               for the Three and Nine Months Ended
               September 30, 1997 and 1996                   3

               Condensed Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1996      4

               Condensed Consolidated Statements of Cash
               Flows for the Nine Months Ended
               September 30, 1997 and 1996                   5

               Notes to Condensed Consolidated Financial
               Statements                                    6

               Report of Independent Accountants             9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations10


PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K             14



SIGNATURE                                                   15

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                       For the Three Months  For the Nine Months
(Millions of Dollars,   Ended September 30    Ended September 30
Except per Share Amounts)   1997     1996        1997     1996
                                      (Unaudited)
Revenues
  Oil and gas (Note 3)     $294     $ 293       $ 912    $ 797
  Other                      (7)       (4)        (16)      (8)
                           ----     -----       -----    -----
                            287       289         896      789
                           ----     -----       -----    -----
Costs and Expenses
  Operating costs            60        58         196      173
  Production taxes           41        41         121      103
  Exploration costs          18        16          49       41
  Depreciation, depletion
    and amortization         78        71         231      200
  General and administrative
    expense                  14        14          44       43
  Interest and debt
    expense                  28        28          83       84
  Interest capitalized       (4)       (5)        (12)     (12)
                           ----     -----       -----    -----
                            235       223         712      632
                           ----     -----       -----    -----
Income Before Provision for
  Income Taxes               52        66         184      157
Provision for Income
  Taxes (Note 4)             12        26          57       57
Remeasurement of Foreign
  Deferred Tax (Note 4)      (2)        -          (4)       -
                           ----     -----       -----    -----
Net Income                 $ 42      $ 40        $131    $ 100
                           ====     =====       =====    =====

Net Income Per Share
  of Common Stock          $.40     $ .38       $1.24    $ .95
                           ====     =====       =====    =====
Weighted Average Number
  of Common Shares
  Outstanding
  (in millions)           106.0     105.1       105.8    104.9
                          =====     =====       =====    =====

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   September 30    December 31
(Millions of Dollars)                  1997            1996
                                   (Unaudited)
Assets

Current Assets
  Cash and cash equivalents           $   13          $    9
  Accounts receivable and other
    current assets                       241             241
                                      ------          ------
Total Current Assets                     254             250
Properties, Plants and Equipment
  (net) (Note 5)                       1,801           1,627
Deferred Charges and Other Assets         57              58
                                      ------          ------

Total Assets                          $2,112          $1,935
                                      ======          ======

Liabilities and Shareholders' Deficit
Current Liabilities
  Accounts payable                     $ 161          $  130
  Accrued liabilities                    274             251
  Current portion of long-term debt        4               4
                                      ------          ------
Total Current Liabilities                439             385
Long-Term Debt (Note 6)                1,180           1,183
Deferred Income Taxes                    236             248
Deferred Credits and Other
  Liabilities                            149             156
Shareholders' Equity (Deficit) (Note 7)
  Common stock, par value $1 per
    share                                124             124
  Additional paid-in capital           1,821           1,821
  Accumulated deficit                   (770)           (895)
                                      ------          ------
                                       1,175           1,050

  Less: Common stock in treasury,
        at cost                         (970)           (988)
        Loan to ESOP                     (97)            (99)
                                      ------          ------
Shareholders' Equity (Deficit)           108             (37)
                                      ------          ------
Total Liabilities and Shareholders'
  Equity (Deficit)                    $2,112          $1,935
                                      ======          ======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Nine Months
                                              Ended September 30
(Millions of Dollars)                           1997       1996
                                                  (Unaudited)
Cash and Cash Equivalents From Operating
  Activities
Net income                                      $ 131     $ 100
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation, depletion and
        amortization                              231       200
      Dry hole costs and leasehold impairment      18        15
      Loss on sale of assets, net of taxes          3         1
      Deferred income taxes                        21        37
      Remeasurement of foreign deferred tax        (4)        -
      Other                                         6         8
                                                -----     -----
                                                  406       361
  Changes in working capital:
    Accounts receivable and other current
      assets                                       (2)      (29)
    Accounts payable and accrued
      liabilities                                  55       153
                                                -----     -----
Net Cash Flow Provided From Operating
  Activities                                      459       485
                                                -----     -----

Investing Activities
  Capital expenditures                           (410)     (394)
  Proceeds from divestments, net of current
    taxes                                           1         4
  Other                                           (45)      (19)
                                                -----     -----
Net Cash Flow Used For Investing Activities      (454)     (409)
                                                -----     -----
Financing Activities
  Proceeds from borrowings                         75       177
  Repayments of long-term debt                    (78)     (266)
  ESOP loan repayment                               2         -
                                                -----     -----
Net Cash Flow Used For
  Financing Activities                             (1)      (89)

Changes In Cash and Cash Equivalents                4       (13)
Cash and Cash Equivalents at Beginning
  of Period                                         9        20
                                                -----     -----
Cash and Cash Equivalents at End of Period       $ 13      $  7
                                                =====     =====

                    (See Accompanying Notes)

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full year 1997.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                   Nine Months Ended September 30
                                        1997           1996
                                      (Millions of Dollars)
          Interest paid (net of
            capitalized amounts)        $  77          $ 74
          Income taxes paid             $  42          $  2

2.   Provision for Restructuring

     In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.

     An analysis of the 1995 restructuring liability follows:

                                 1997     1997     1997
                      Balance   First    Second   Third   Balance
                         at    Quarter  Quarter  Quarter     at
                      12/31/96 Activity Activity Activity 9/30/97
                                 (Millions of Dollars)
     Office lease
       obligation*      $13     $(1)     $(1)     $ -      $ 11
                        ===     ====     ====     ====     ====

           *      Represents  contractual  obligations   existing
           prior to the commitment date that will continue with no economic benefit to the Company.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


3. The Company utilizes collar, swap and put contracts to hedge crude oil and natural gas prices.

4.   Income Taxes

     The Company's provisions for income taxes for the three and nine months ended September 30, 1997 reflect provisions of $12 million and $57 million. The Company's provisions for income taxes for the three and nine months ended September 30, 1996 reflect provisions of $26 million and $57 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     Deferred  income  taxes  are provided  to  reflect  the  tax consequences in future periods of differences between financial statements and tax basis of assets and liabilities at period end in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company. Earnings for the three and nine months ended September 30, 1997 increased $2 million and $4 million while reported earnings for the three and nine months ended September 30, 1996 were unaffected. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.


5.   Properties, Plants and Equipment

     At September 30, 1997 and December 31, 1996, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                  September 30,    December 31,
                                       1997            1996
                                       (Millions of Dollars)
     Gross investment                $ 5,561         $ 5,354
     Less accumulated depreciation,
        depletion and amortization    3,760            3,727
                                    -------          -------
     Net investment                 $ 1,801          $ 1,627
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


7.   Shareholders' Equity (Deficit)

     Shares   of  the  Company's  preferred  and  common   stocks
     authorized, issued, outstanding and in treasury at September
     30, 1997 and December 31, 1996 were as follows:

                        Authorized Issued Outstanding In Treasury
                                 (Thousands of Shares)
     September 30, 1997
       Preferred stock     15,000       -         -           -
       Preference stock     7,741       -         -           -
       Common stock       250,000 126,704   105,623    (18,079)

     December 31, 1996
       Preferred stock     15,000       -         -           -
       Preference stock     7,741       -         -           -
       Common stock       250,000 126,704   104,983    (18,719)

8.   Subsequent Events

     Effective  October 17, 1997, the Company replaced  its  $500 million borrowing-base credit facility with a new $500 million corporate credit facility which matures on October 17, 2002. The new credit facility provides the Company with increased financial flexibility and less restrictive covenants, while lowering interest expense.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1997, the related condensed consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              /s/ COOPERS & LYBRAND L.L.P.

Dallas, Texas
November 4, 1997

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $4 million over the nine months ended September 30, 1997. The increase was comprised of $459 million of net cash flow provided from operating activities, $454 million of net cash flow used for investing activities and $1 million of net cash flow used for financing activities. The $459 million in net cash flow provided from operating activities consisted of $406 million in net cash flow provided from operating activities before changes in current assets and liabilities and $53 million provided from changes in current assets and liabilities. The $406 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil and U.S. natural gas volumes, an increase in natural gas prices, offset in part, by a decrease in crude oil prices. The $53 million of net cash flow provided from changes in current assets and liabilities consisted of a $2 million increase in accounts receivable and other current assets and a $55 million increase in accounts payable and accrued liabilities.

The $454 million in net cash flow used for investing activities is primarily due to $410 million of capital expenditures.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

During  February  1997, the Financial Accounting Standards  Board
(FASB)  issued Statement of Financial Accounting Standard  (SFAS)
No.   128,  "Earnings  per  Share" and SFAS No. 129, "Disclosure
of Information about Capital Structure," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not be material. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not be material.

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

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


FINANCIAL CONDITION (continued)

Effective October 17, 1997, the Company replaced its $500 million borrowing-base credit facility with a new $500 million corporate credit facility which matures on October 17, 2002. The new credit facility provides the Company with increased financial flexibility and less restrictive covenants, while lowering interest expense.


RESULTS OF OPERATIONS - NINE MONTHS

The Company's net income for the nine months ended September 30, 1997 was $131 million, or $1.24 per share, as compared to net income of $100 million, or $.95 per share for the first nine months of 1996. Revenues for the nine months were $896 million in 1997 versus $789 million in 1996. Year-to-date results for 1997 include a $3 million net loss on the sale of assets, a $5 million benefit associated with a change in the U.K. income tax rate and a $4 million benefit from remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the nine months ended September 30, 1997 was 116 thousand barrels daily compared to average net production for the nine months ended September 30, 1996 of 103 thousand barrels daily. Average net production of crude oil and condensate was 46 thousand barrels daily in the United States and 70 thousand barrels daily from foreign locations during the nine months ended September 30, 1997, compared to 43 thousand barrels daily in the United States and 60 thousand barrels daily from foreign locations during the nine months ended September 30, 1996. The worldwide crude oil and condensate price for the first nine months of 1997 was $18.58 per barrel compared to $18.75 per barrel for the first nine months of 1996.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - NINE MONTHS (continued)

Average worldwide net production of natural gas was 508 million cubic feet daily for the nine months ended September 30, 1997, compared to 487 million cubic feet in the nine months ended September 30, 1996. Average net production of natural gas was 497 million cubic feet daily in the United States and 11 million cubic feet daily from the United Kingdom in the first nine months of 1996, compared to 479 million cubic feet daily in the United States and 8 million cubic feet daily in the United Kingdom in the first nine months of 1996. The worldwide price of natural gas for the first nine months of 1997 and 1996 was $2.35 and $2.01 per thousand cubic feet.


RESULTS OF OPERATIONS - THREE MONTHS

The Company reported net income of $42 million, or $.40 per share, for the quarter ended September 30, 1997, compared to net income of $40 million, or $.38 per share, for the same quarter last year. Revenues for the 1997 third quarter were $287 million versus $289 million for the 1996 third quarter.

The 1997 third quarter includes a $2 million benefit for the remeasurement of foreign deferred taxes and a $2 million benefit primarily from a change in the U.K. income tax rate. By comparison, the 1996 third quarter included $8 million resulting from insurance refunds.

Compared  to  the  same quarter last year, worldwide  oil  prices decreased by $1.75 per barrel and U.S. natural gas prices increased by $.17 per mcf. Crude oil volumes increased by 8,000 barrels per day, or 7 percent, and natural gas volumes decreased 14 million cubic feet per day.

The Company anticipates a much higher rate of exploration activity in the fourth quarter, which could translate to higher dry hole expense than the current quarter. However, currently higher oil and gas prices are expected to more then offset this additional expense.

Average worldwide net production of crude oil and condensate for the three months ended September 30, 1997 was 117 thousand barrels daily compared to average net production for the three months ended September 30, 1996 of 109 thousand barrels daily. Average net production of crude oil and condensate was 49 thousand barrels daily in the United States and 68 thousand barrels daily from foreign locations during the three months ended September 30, 1997, compared to 42 thousand barrels daily in the United States and 67 thousand

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - THREE MONTHS (continued)

barrels  daily  from foreign locations in the  third  quarter  of
1996.   The worldwide crude oil and condensate price in the third
quarter of 1997 was $18.01 per barrel compared to $19.76 per barrel in the third quarter of 1996.

Average worldwide net production of natural gas was 488 million cubic feet daily for the three months ended September 30, 1997, compared to 502 million cubic feet daily in the three months ended September 30, 1996. Average net production of natural gas was 475 million cubic feet daily in the United States and 13 million cubic feet daily from the United Kingdom in the third quarter of 1997, compared to 494 million cubic feet daily in the United States and 8 million cubic feet daily from the United Kingdom in the third quarter of 1996. The worldwide price of natural gas for the third quarter of 1997 was $2.22 per thousand cubic feet compared to $2.05 per thousand cubic feet in the third quarter of 1996.

                             PART II

                        OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                     10   Oryx   Energy   Company   $500,000,000
                          Revolving Credit and Competitive  Bid
                          Facility dated October 17, 1997.

                     12   Computation  of Consolidated  Ratio  of
                          Earnings to Fixed Charges and Earnings
                          to Fixed Charges and Preferred Stock
                          Dividend Requirements.

                     15   Accountant's    letter     regarding
                          unaudited interim financial information.

                     27   Financial Data Schedule.


          (b)  Reports on Form 8-K:

               The Company did not file any reports on Form
               8-K during the quarter ended September 30, 1997.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ E. W. Moneypenny
     E. W. Moneypenny
     (Executive Vice President, Finance and
      Chief Financial Officer)



DATE:   November 4, 1997