Form 10-K405
period 1997-12-31
ORYX ENERGY CO
filed 1998-03-13
CIK 836442

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1998, was approximately $2,699 million.
     The number of shares of Common Stock, $1 par value, outstanding as of March 1, 1998, was 106,087,989.
     Selected portions of the Oryx Energy Company definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS
As used herein, the following terms have specific meanings:
--------------------------------------------------------------------------------

     m  thousand                           mcf  thousand cubic feet
    mm  million                           mmcf  million cubic feet
   bbl  barrel                             bcf  billion cubic feet
    mb  thousand barrels                mmcf/d  million cubic feet per day
   mmb  million barrels                mmcfe/d  million cubic feet equivalent per day
    eb  equivalent barrel                 ED&A  exploration, development and acquisition*
   meb  thousand equivalent barrels       FD&A  finding, development and acquisition
  mmeb  million equivalent barrels              per barrel
   b/d  barrels per day                    WTI  West Texas Intermediate spot price
  bc/d  barrels of condensate per day       HH  Henry Hub spot price

--------------------------------------------------------------------------------

* ED&A outlays represent capital expenditures and cash exploration costs, excluding capitalized interest.

     Natural gas equivalents are determined under the relative energy content method by using the ratio of 6 mcf of natural gas to 1 bbl of crude oil, condensate or natural gas liquids.
     With respect to information quoted as the working interest, "net" is determined by multiplying the whole numbers by the Company's working interest.

                           FORWARD-LOOKING STATEMENTS
In the following report, the Company has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget", "budgeted", "anticipate", "expects", "believes", "seeks", "goals", "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration uses, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political actions and the ability of the Company to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                              ORYX ENERGY COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                Page
                                                                                ----
                                       PART I
Items 1 and 2.  Business and Properties                                            1
Item 3.         Legal Proceedings                                                 12
Item 4.         Submission of Matters to a Vote of Shareholders                   13
                                      PART II
Item 5.         Market for Oryx Energy Company Common Stock and Related
                Security Holder Matters                                           13
Item 6.         Selected Financial Data                                           14
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         14
Item 8.         Financial Statements and Supplementary Data (see Index to
                Financial Statements below)                                       18
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                          18
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant                18
Item 11.        Executive Compensation                                            20
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                                        20
Item 13.        Certain Relationships and Related Transactions                    20
                                      PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K                                                               20
Signatures                                                                        23
                           INDEX TO FINANCIAL STATEMENTS
Consolidated Statements of Income for the years ended December 31, 1997,
  1996 and 1995                                                                   24
Consolidated Balance Sheets as of December 31, 1997 and 1996                      25
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995                                                                   26
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
     years ended December 31, 1997, 1996 and 1995                                 27
Notes to Consolidated Financial Statements                                        28
Report of Independent Accountants                                                 49
Supplementary Financial and Operating Information                                 50

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL
Oryx Energy Company (together with its consolidated subsidiaries, unless the context otherwise requires, Company) is an oil and gas exploration and production company with operations in six producing countries around the world: the onshore and offshore U.S., the U.K. North Sea, Ecuador, Kazakhstan, Australia and Algeria. The Company also had producing assets in Indonesia and Gabon which were sold in 1995. The Company continues to pursue exploration, development and selective acquisitions in areas in which it is currently operating with a goal of increasing cash flow from operations. The Company's business in the United States is conducted through Sun Energy Partners, L.P. (Partnership), a publicly traded entity, of which the Company is the Managing General Partner and owns a 98.2 percent interest.
     In 1995, the Company implemented a plan which refocused strategic direction, significantly reduced debt, restored profitability and was designed to set the Company on a course for sustained long-term growth in cash flow. The Company's current strategies are to concentrate in core areas, enhance reserves and production, improve exploration through technology, improve profitability by increasing production and controlling costs, strengthen its financial position and attain an investment grade rating. The primary geographic focus of both exploration and development reinvestment is the Gulf of Mexico.
     For the five years 1993 through 1997, the Company's average production replacement rate was 112 percent at a cost of $4.91 per eb. In 1997, the Company replaced 160 percent of its production at $4.53 per eb.
     The Company determines its ED&A investing plans primarily based on the cash flow that it expects to generate. For 1997, the Company invested $547 million for ED&A programs. The Company plans to invest approximately $600 million for ED&A in 1998 based on oil and gas spot prices averaging $19.75 per barrel WTI and $2.30 per mmbtu HH. The Company's cash flow available for investment will continue to be affected by prevailing oil and gas prices, costs and volumes. In 1997, 27 percent of the Company's investment was in exploration and 73 percent in development and acquisitions. About 79 percent of total ED&A outlays were made in the U.S.

PROVED RESERVES
As of December 31, 1997, the Company's estimated proved reserves were 402 mmb of liquids and 1,429 bcf of natural gas, an aggregate of 640 mmeb. The Company's liquids reserves were located in the United States (55 percent), the United Kingdom (28 percent) and other foreign countries (17 percent). The Company's natural gas reserves were located in the United States (84 percent) and international (16 percent). More information on the estimated quantities of proved oil and gas reserves, proved developed reserves and the Standardized Measure are presented in the "Consolidated Financial Statements -- Supplementary Financial and Operating Information". The Company files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed 5 percent.

ASSET SALES
During 1995, the Company generated $517 million of net proceeds from the sale of certain assets in order to reduce debt. The U.K. North Sea Alba field and Block 48/15a interests were sold for $270 million and $120 million respectively. The Company also sold certain assets in the U.S. for $77 million and all of its assets in Indonesia and Gabon for $67 million and $2 million respectively. Asset dispositions, totaling $536 million of gross proceeds, represented 138 mmeb of proved reserves and 43 meb/d.

OFFSHORE UNITED STATES
The Company has identified the Gulf of Mexico as the primary focus of its growth strategy. The Company has a significant presence in the Gulf of Mexico with an interest in 209 blocks, of which 192 blocks were held at December 31, 1997 in various stages of exploration, development and production. The Company has an interest in 38 producing platforms, 21 of which it operates. The Company also holds interests in various offshore pipelines and facilities. In 1996, the Company achieved a 12 percent reduction in its offshore operating cost per equivalent barrel and an additional 6 percent reduction in 1997.

Exploration
Of the Gulf of Mexico blocks in which the Company owns an interest, 145 are undeveloped. In 1997, the Company spent $32 million to acquire interests in 80 blocks. The Company has 3-D seismic data on over 60 percent of the blocks and has identified 20 drillable prospects.
     In May 1997, the Company participated in an exploration discovery, Garden Banks 215 #4 (Oryx 25 percent), the Conger prospect, in the flex trend. The well encountered approximately 300 feet of net pay thickness both above and below salt formations. The Garden Banks 215 #4 well was drilled to a total depth of 21,692 feet subsurface in about 1,500 feet of water depth. It is adjacent to the Garden Banks 260 Unit (Baldpate), which includes Blocks 215 South, 216, 259 and 260.
     In early 1998, the Company participated in a successful appraisal well, Garden Banks 215 #5, which encountered about 300 feet of net pay sands approximately one and a half miles from the discovery well. Development options include sub-sea tie-back to a host facility or a separate stand-alone facility. Considerable pipeline infrastructure is being installed in the Garden Banks area, which will facilitate product transportation onshore.
     In late 1997, the Company participated in a subsalt discovery at its Penn State Deep prospect. The discovery is located at Garden Banks 216 block (Oryx 50 percent). The Penn State Deep discovery well (GB 216 #3) encountered hydrocarbons at about 20,500 feet subsurface in 1,450 feet of water depth. It lies below the GB 216 #2 discovery (Penn State Shallow) made in 1996, which encountered 214 net feet of pay in a shallower structure. The GB 216 #3 well found 123 net feet of subsalt pay. The Company is planning to develop the Penn State Shallow discovery as a sub-sea tie-back to the Baldpate facilities and is evaluating the deeper discovery as another potential tie-back. The Penn State wells are located approximately three miles to the northeast of the Baldpate facility.
     In late 1997, the Company participated in a discovery at High Island A-553 (Oryx 33 percent) on the continental shelf. The A-7 well tested at a flow rate of 16 mmcf/d of gas and 800 b/d. The HI A-553 A-7 well was drilled to a total depth of about 13,000 feet in 260 feet of water depth. The well encountered approximately 100 feet of net pay in 4 zones.
     As of December 31, 1997, the Company was drilling or participating in the drilling of 2 gross (1 net) exploratory wells.

Production and Development
The Company owns a 100 percent interest in the High Island A-576 block located 110 miles off the Texas coast in 290 feet of water. This development, (Sherman), began production in December 1995. In 1996, the HI A-576 #2 well was tested at 24 mmcf/d and 2,300 bc/d.
     The Company owns a 100 percent interest in the four-block High Island 384 Unit which is located approximately 112 miles off the Texas coast in water depths averaging 360 feet. This development (Patton) was originally discovered in October 1993, began production in January 1995 and in September 1995 achieved the expected peak production of 20 meb/d.
     Late in 1995, the Company confirmed the presence of natural gas reserves in a previously untested area of the High Island 384 Unit. The High Island 385 #3 well encountered 158 feet of net gas pay. Two subsequent delineation wells found the same pay interval in nearby fault blocks. In the second phase of Patton, the Company installed the "D" platform in 360 feet of water and developed the new gas reservoir. First production occurred in the fourth quarter of 1996 with gross production of 35 mmcf/d. In addition, two wells were drilled and the "E" platform was installed to develop a previously discovered reservoir on High Island 379. These wells came on stream during the fourth quarter of 1996 at 24 mmcfe/d.
     In 1995, the Company approved a plan for the development of Viosca Knoll 826 (Oryx 50 percent and operator) which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. The Neptune development utilizes a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel anchored vertically to the sea floor. First production occurred in March 1997 and in late 1997 expected peak production of 30 meb per day was achieved.
     In early 1995, the Company confirmed the presence of hydrocarbons in a previously untested fault block on the GB 260 discovery (Oryx 50 percent) in the Gulf of Mexico. The GB 215 #2 well, which drilled a new fault block about two miles north of the original discovery well on GB 260, encountered approximately 170 feet of net pay. The GB 259 #2 well was then drilled as a side-track, and encountered over 115 feet of new pay in the same reservoir sands.

     The Baldpate development is in federal waters offshore Louisiana in water depths of approximately 1,700 feet. In 1995, the Company entered into a plan of development to install a compliant tower platform and processing facility. The Company expects to begin production in August 1998.
     To facilitate the orderly execution of its deep water strategy, in early 1998, the Company secured drilling commitments for a substantial portion of its deep water drilling plans. The Company along with two partners, has entered into a five-year contract for a deep water semi-submersible drilling rig, capable of drilling in water depths of up to 6,000 feet. The term of the contract is five years, plus options to extend, with rig delivery currently scheduled for the second quarter of 1999. The Company has rights to one-third of the term. The Company is currently in discussions with a partner in 54 deep water blocks, which has entered into a five-year contract for 50-percent of the use of a drill ship. The newly-built vessel will have the capacity to drill in water depths of up to 7,500 feet and will become available in the fourth quarter of 1999.
     As of December 31, 1997, the Company was drilling or participating in the drilling of 5 gross (2 net) offshore development wells.

ONSHORE UNITED STATES
The onshore area continues to be a major contributor of production volumes and cash flow with relatively modest reinvestment needs. This is important for the funding of the Company's plans in other strategic areas. In 1995, the Company initiated significant cost-reduction measures at its operated fields. As a result, the Company achieved an overall 19 percent reduction in onshore U.S. operating costs per equivalent barrel in 1996 and an additional 4 percent reduction in 1997. The Company has interests in 60 major onshore fields in five states and operates about 75 percent of its production. In addition, the Company has increased its drilling activity to more rapidly exploit its onshore asset portfolio.
     The Company is applying 3-D technology to create opportunities in new fault blocks and deeper pool horizons which provide new volumes and reserves. The Company will continue to exploit its waterflood operations. The U.S. onshore will be managed for maximum cash flow generation.

Exploration
The Company drilled two exploration wells (Oryx 100 percent and operator) at the Seabreeze field in southeast Texas that tested a total of 33 mmcf/d of gas and 1,160 b/d of oil. The wells were drilled into new fault blocks as a result of a continuing 3-D seismic program around the Company's larger onshore fields.
     At December 31, 1997, the Company was drilling or participating in the drilling of 2 gross (2 net) onshore exploratory wells.

Production and Development
In 1997, the Company has increased production at the Northwest Chitwood Unit (Oryx 70 percent and operator), located in south-central Oklahoma, through an ongoing reservoir waterflood program. Since the beginning of 1997, daily oil production has increased from about 1,700 barrels to 5,400. The Company expects continued reservoir response and is planning further development drilling this year.
     As of December 31, 1997, the Company was drilling or participating in the drilling of 13 gross (9 net) development wells onshore.

UNITED KINGDOM
The U.K. North Sea provides a strong stream of cash flow with relatively modest reinvestment needs. This is important for the funding of the Company's plans in other strategic areas. In 1995, the Company initiated significant cost-reduction measures at its four operated fields. As a result, the Company achieved a 27 percent reduction of U.K. operating costs per equivalent barrel in 1996 and an additional 1 percent reduction in 1997.
     Drilling activities are concentrated on infield and near-field opportunities close to infrastructure. In total, the Company has an interest in 32 blocks in the North Sea.

Exploration
In 1996, the Company entered into an agreement to farm out approximately 50 percent of its U.K. North Sea exploration acreage. Under the terms of the agreement, the Company is being carried on a $55 million exploration and appraisal program over three to four years. Following any discovery, the Company would fund its share of development costs.
     At December 31, 1997, the Company was not drilling or participating in the drilling of any exploratory wells.

Production and Development
The following table sets forth the producing fields, all located in the northern sector of the North Sea, held at December 31, 1997 and their net daily production:

-------------------------------------------------------------------------------
                                                   Percent      1997 Net Daily
          Producing Fields             Oil/Gas    Ownership    Production (meb)
-------------------------------------------------------------------------------
Columba                                  Oil        52.5               2
Dunlin                                   Oil        14.4               5
Hutton                                   Oil        58.8               9
Murchison                                Oil        68.7              16
Ninian                                   Oil        44.9              21
Lyell                                  Oil/Gas      88.3               6
Strathspey                             Oil/Gas       6.5               3
-------------------------------------------------------------------------------

     Effective July 1, 1996, the Company acquired additional interests in the Ninian, Hutton, Lyell and Murchison fields as well as Columba and surrounding acreage for $91 million cash. The Company was operator of the Hutton, Lyell and Murchison fields and took over as operator of Ninian in February 1997.
     In addition, the Company has interests in and receives tariff income from North Sea transportation systems, terminal storage facilities and certain other related income producing assets, including the Ninian complex, the Brent and Ninian Pipeline Systems and the Sullom Voe Terminal in the Shetland Islands.
     As of December 31, 1997, the Company was drilling or participating in the drilling of 4 gross (2 net) development wells in the North Sea.

OTHER FOREIGN

Exploration
In September 1995, the Company farmed-out 50 percent of its three million acre Mertvyi Kultuk area in Kazakhstan to Exxon Corp. in exchange for a carry on the initial exploration phase.
     In 1996, the Company obtained an offshore exploration permit over Area AC/P-15 in the Timor Sea region of Australia's Northwest Shelf. The permit, which covers an area of 800 thousand acres, is located 80 miles west of ZOCA 91-13. The Company has one-third interest in the permit which covers a six year exploration term.
     In February 1998, the Company was awarded a 2.2 million acre exploration block NT/P-54 off the northern coast of Australia in the Timor Sea. The block is 120 miles southeast of Bayu-Undan. The Company has a 45 percent interest in the block and is operator.
     In January 1998, the Company signed a five year exploration accord to explore a 1.87 million acre area in southeastern Algeria. This area is about 300 miles southeast of Algeria's large Hassi Massoud oil field. The government has declared Algeria's gas and oil producing regions exclusive zones to protect the industry.

     In January 1998, the Company made an oil discovery at its Yuralpa prospect (Oryx 50 percent and operator) located on Block 21 in the Oriente Basin of Ecuador. The discovery well, which encountered over 110 feet of net pay and flow tested at 2,300 b/d, is about 95 miles southwest of Quito. The Yuralpa well encountered oil-bearing sands in three zones at depths between 6,400 and 7,400 feet.
     At December 31, 1997, the Company was drilling or participating in the drilling of 1 gross exploratory well.

Production and Development
The Company participated in drilling 1 successful exploratory well in 1995 in the Zone of Cooperation between Australia and Indonesia. The Bayu #1 discovery well was drilled on ZOCA 91-13 and flowed at a cumulative rate of 90 mmcf/d and 5,250 bc/d from four zones. Since then, 9 successful appraisal wells have been drilled on ZOCA 91-13 and ZOCA 91-12, the adjacent block, with results that indicate a consistent gas-water contact across the field and similar reservoir properties. Estimates for recoverable reserves from the Bayu-Undan Field are 3.1-3.6 trillion cubic feet of natural gas and 350-400 mmb of hydrocarbon liquids. The field is located 185 miles off the northern coast of Australia in 240 feet of water. During 1997, equity determinations were finalized and the Company has an 11.2 percent ownership in the field. Development of the liquid portion of the field has been approved with first oil production scheduled in 2002. Development of the gas portion of the field is still under consideration.
     During 1994, the Company signed an oil and gas agreement with the Republic of Kazakhstan. A joint venture agreement was signed for development of the Arman Field which was discovered in the 1980's but had not been developed. The Company jointly operates the venture and currently holds a 50 percent interest with two Kazakhstani partners. The Arman Field is located on the shores of the Caspian Sea. In 1995, the first 380 thousand net barrels of oil were produced and sold from four wells in the Arman Field.
     In 1996, the Company entered into an agreement with Russia, Kazakhstan, Oman and seven other international energy companies to construct a 940 mile pipeline system that will run from the Tengiz field area in western Kazakhstan, north around the Caspian Sea through Russia to the Black Sea. The Company has a
1.75 percent equity interest and a 3.50 percent cost sharing interest in the pipeline. Initial construction should be completed by 2000 with capacity of approximately 560,000 b/d. Estimated cost of the initial phase is approximately $2.2 billion. Subsequent construction is planned to increase throughput to about 1,340,000 b/d. The Company is entitled to 56,000 b/d of the initial capacity.
     As of December 31, 1997, the Company was in the process of drilling or participating in the drilling of 1 gross development well.
     In 1995, the Company sold all its interests in Indonesia and Gabon.

     The following table sets forth the Company's average daily net production for 1997, 1996 and 1995:

                          AVERAGE DAILY NET PRODUCTION

--------------------------------------------------------------------------
             Year Ended December 31               1997      1996      1995
--------------------------------------------------------------------------
Crude and Condensate (mb):
     United States
          Onshore                                  27        28        30
          Offshore                                 19        15        16
--------------------------------------------------------------------------
                                                   46        43        46
     U.K.                                          60        56        55
     Other foreign                                  9        10        13
--------------------------------------------------------------------------
                                                  115       109       114
Processed Natural Gas Liquids (mb):
     United States                                  7         7         6
--------------------------------------------------------------------------
                                                  122       116       120
--------------------------------------------------------------------------
Natural Gas (mmcf):
     United States
          Onshore                                 289       302       288
          Offshore                                201       189       180
--------------------------------------------------------------------------
                                                  490       491       468
     U.K.                                          12         9        50
--------------------------------------------------------------------------
                                                  502       500       518
--------------------------------------------------------------------------

ACREAGE, WELLS AND PER UNIT DATA
The following table sets forth the Company's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1997 and 1996:

                              UNDEVELOPED ACREAGE

--------------------------------------------------------------------------
                                              Gross              Net
                                          --------------    --------------
                                          1997     1996     1997     1996
--------------------------------------------------------------------------
United States
     Onshore                                908      916      508      506
     Offshore                               889      472      526      328
--------------------------------------------------------------------------
                                          1,797    1,388    1,034      834
U.K.                                        446      446      132      132
Other Foreign                             5,163    6,253    2,322    2,704
--------------------------------------------------------------------------
                                          7,406    8,087    3,488    3,670
--------------------------------------------------------------------------

                               DEVELOPED ACREAGE

--------------------------------------------------------------------------
                                                Gross             Net
                                            --------------    ------------
                                            1997     1996     1997    1996
--------------------------------------------------------------------------
United States
     Onshore                                  982      987    558     558
     Offshore                                 248      222    117     104
--------------------------------------------------------------------------
                                            1,230    1,209    675     662
U.K.                                           69       69     46      46
Other Foreign                                 157      149     78      75
--------------------------------------------------------------------------
                                            1,456    1,427    799     783
--------------------------------------------------------------------------

     The following tables set forth the Company's exploratory and development oil and gas wells drilled during 1997, 1996 and 1995:

                           EXPLORATORY WELLS DRILLED

---------------------------------------------------------------------------
                                          Gross                 Net
                                    ------------------   ------------------
                                    1997   1996   1995   1997   1996   1995
---------------------------------------------------------------------------
Oil
     United States
          Onshore                    --     --     --     --     --     --
          Offshore                    2     --      1      1     --      1
---------------------------------------------------------------------------
                                      2     --      1      1     --      1
     U.K.                            --     --     --     --     --     --
     Other foreign                   --     --     --     --     --     --
---------------------------------------------------------------------------
                                      2     --      1      1     --      1
---------------------------------------------------------------------------
Gas
     United States
          Onshore                     3     --     --      3     --     --
          Offshore                    1      2      1     --      1     --
---------------------------------------------------------------------------
                                      4      2      1      3      1     --
     U.K.                            --      1     --     --     --     --
     Other foreign                    1      3      1      1      1     --
---------------------------------------------------------------------------
                                      5      6      2      4      2     --
---------------------------------------------------------------------------
Dry
     United States
          Onshore                    --     --     --     --     --     --
          Offshore                    5      7      4      3      2      2
---------------------------------------------------------------------------
                                      5      7      4      3      2      2
     U.K.                             3     --     --     --     --     --
     Other foreign                    1     --     --     --     --     --
---------------------------------------------------------------------------
                                      9      7      4      3      2      2
---------------------------------------------------------------------------
                                     16     13      7      8      4      3
---------------------------------------------------------------------------

                           DEVELOPMENT WELLS DRILLED

---------------------------------------------------------------------------
                                          Gross                 Net
                                    ------------------   ------------------
                                    1997   1996   1995   1997   1996   1995
---------------------------------------------------------------------------
Oil
     United States
          Onshore                    40     62     56     29     43     41
          Offshore                    9     12      7      4      9      7
---------------------------------------------------------------------------
                                     49     74     63     33     52     48
     U.K.                            13     14      7      5      6      2
     Other foreign                   10     12     14      5      6      2
---------------------------------------------------------------------------
                                     72    100     84     43     64     52
---------------------------------------------------------------------------
Gas
     United States
          Onshore                    57     72     65     39     50     39
          Offshore                    8     14      7      4      8      4
---------------------------------------------------------------------------
                                     65     86     72     43     58     43
     U.K.                            --     --      1     --     --     --
---------------------------------------------------------------------------
                                     65     86     73     43     58     43
---------------------------------------------------------------------------
Dry
     United States
          Onshore                     5     14     11      4     10      9
          Offshore                    2      4     --      2      2     --
---------------------------------------------------------------------------
                                      7     18     11      6     12      9
     U.K.                            --     --     --     --     --     --
     Other foreign                    2     --     --      1     --     --
---------------------------------------------------------------------------
                                      9     18     11      7     12      9
---------------------------------------------------------------------------
                                    146    204    168     93    134    104
---------------------------------------------------------------------------

     The following table sets forth the Company's gross and net producing oil and gas wells at December 31, 1997:

                          PRODUCING OIL AND GAS WELLS

---------------------------------------------------------------------------
                                               Gross*             Net
                                           --------------    --------------
                                            Oil      Gas      Oil      Gas
---------------------------------------------------------------------------
United States
     Onshore                               2,761      882    1,567      535
     Offshore                                 97      165       56       86
---------------------------------------------------------------------------
                                           2,858    1,047    1,623      621
U.K.                                         134        2       59       --
Other Foreign                                 59       --       22       --
---------------------------------------------------------------------------
                                           3,051    1,049    1,704      621
---------------------------------------------------------------------------

* Gross producing wells include 131 multiple completion wells (more than one formation producing into the same well bore).

     The following table sets forth the Company's average revenues and production costs per unit of oil and gas production for 1997, 1996 and 1995:

                 AVERAGE PER UNIT REVENUES AND PRODUCTION COSTS

--------------------------------------------------------------------------
            Year Ended December 31               1997      1996      1995
--------------------------------------------------------------------------
Revenues:
     Crude and condensate (per bbl)
          U.S.                                  $18.75    $20.43    $16.44
          U.K.                                  $19.00    $19.88    $16.73
          Other foreign                         $12.88    $13.89    $14.51
          Worldwide                             $18.43    $19.56    $16.35
     Natural gas (per mcf)
          U.S.                                  $ 2.40    $ 2.14    $ 1.73
          U.K.                                  $ 2.26    $ 2.05    $ 2.20
          Worldwide                             $ 2.39    $ 2.14    $ 1.77
Average production cost per unit of
  oil and gas production (per eb):*
     U.S.
          Operating costs                       $ 2.99    $ 3.14    $ 3.64
          Production taxes                         .87       .87       .72
--------------------------------------------------------------------------
          Total production costs                $ 3.86    $ 4.01    $ 4.36
     U.K.
          Operating costs                       $ 4.64    $ 4.69    $ 6.45
          Production taxes                        5.06      5.38      2.12
--------------------------------------------------------------------------
          Total production costs                $ 9.70    $10.07    $ 8.57
     Other foreign
          Operating costs                       $ 3.23    $ 3.08    $ 3.53
          Production taxes                        1.90      3.27      4.95
--------------------------------------------------------------------------
          Total production costs                $ 5.13    $ 6.35    $ 8.48
     Worldwide
          Operating costs                       $ 3.52    $ 3.40    $ 4.52
          Production taxes                        2.23      2.29      1.43
--------------------------------------------------------------------------
          Total production costs                $ 5.75    $ 5.69    $ 5.95
--------------------------------------------------------------------------

* Excludes natural gas liquids production.

ACQUISITIONS AND DIVESTMENTS
Assets are managed on a portfolio basis. The Company will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS
During 1997, the Company obtained 63 and 37 percent of its U.S. crude production from primary and secondary recovery methods. This compares to 61 and 39 percent of its crude oil production in 1996. At December 31, 1997, the Company was participating in no major tertiary oil recovery programs.

     The terms "secondary recovery" and "tertiary recovery" relate to those methods used to increase the quantity of crude oil and condensate and natural gas that can be recovered in excess of the quantity recoverable using the primary energy found in a reservoir. Secondary recovery methods include pressure maintenance by waterflooding or natural gas injection.

MARKETING OF OIL AND GAS

Distribution
In the U.S., crude oil, condensate and natural gas are distributed through pipelines and/or trucks or barges to traders, end users, gatherers and transportation companies and in foreign locations by tankers and/or pipelines to traders and end users. Currently, sufficient distribution systems exist worldwide and are readily available in the areas of the Company's production to enable the Company to effectively market its oil and gas. In some instances, the Company owns an interest in these systems. Future increases of production in lesser developed countries may outpace development of necessary infrastructure.

Crude and Condensate
During 1997, sales to Glencore A.G. and Morgan Stanley Capital Groups, Inc. totaled approximately 15 and 12 percent of the Company's sales of crude oil and condensate. No other customer purchased more than 10 percent of the Company's sales of crude oil and condensate.
     Since most of the Company's crude and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business. In 1997, the ten largest customers, accounted for approximately 79 percent of such sales.
     Currently, approximately 57 percent of domestic sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Company or the purchaser, with substantially all of the remainder of the domestic production being sold pursuant to contracts of varying terms of up to seven years in length.
     The Company markets its foreign crude oil production, which is sold under short-term contracts, on a cargo/lot basis.

Natural Gas
The Company sold approximately 50 percent of its natural gas production in 1997 to Producers Energy Marketing Company, LLC (ProEnergy). ProEnergy purchases the majority of its members' gas at index prices. No other customer purchased more than 10 percent of the Company's natural gas. Approximately 31 percent of the Company's natural gas was purchased by various local distribution companies, end users and processors of natural gas under term contracts predating the formation of ProEnergy. Most of these agreements will come to term within four years.

Hedging
Because of the volatility of oil and gas prices, the Company periodically enters into crude oil and natural gas hedging activities.

REGULATION

General
The oil and gas industry is subject to regulation by the public policies of national, state and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities) and, in some cases, possible nationalization, expropriation, regulatory taking, cancellation or frustration of contract rights. The industry is also subject to the payment of royalties and taxes, which tend to be high compared to those levied on other commercial activities. The Company cannot predict the impact of future regulatory, taxation and royalty initiatives.

Natural Gas
The natural gas industry in the United States remains under federal regulation pursuant to the Natural Gas Act and the Natural Gas Policy Act.

Environmental Matters
The Company is subject to, and makes every effort to comply with, various environmental quality control regulations of national, state and local governments. Although environmental requirements can have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Company any differently or to any greater or lesser extent than other exploration and production companies.
     In 1997, the Company received the Conservation Award for Respecting the Environment (CARE) by the U.S. government's Minerals Management Service. The Company was commended for its demonstrated commitment to instill an environmental ethic throughout the Company; for its extraordinary commitment to pollution prevention; and for its leadership as an independent operator in seeking to improve industry practices. Cited as most impressive were the Company's willingness to go beyond minimum standards and common practice and to test new technology to protect air and water quality. Noteworthy accomplishments include the Company's support and stewardship of the Flower Garden Banks National Marine Sanctuary, its cooperation with the Coast Guard in area-wide oil-spill contingency planning and its environmental action through growing participation in the Texas General Land Office Adopt-a-Beach program.
     The Company has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Company has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Company is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency (EPA). At the fourth and largest site, the Operating Industries, Inc. site in California, the Company has participated in a steering committee consisting of 139 companies. The steering committee and other PRPs previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.
     Based on the facts outlined above and the Company's ongoing analyses of the actions where it has been identified as a PRP, the Company believes that it has accrued sufficient reserves to absorb the ultimate costs of such actions and that such costs will not have a material impact on the Company's liquidity, capital resources or financial condition. While liability at superfund sites is typically joint and several, the Company has no reason to believe that defaults by other PRPs will result in the anticipated liability of the Company being materially larger than expected.

COMPETITION
The oil and gas industry is highly competitive. Integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Although these competitors may have financial resources substantially greater than those of the Company, management believes that the Company is in a position to compete effectively.
     The availability of a ready market for the Company's oil and gas production depends on numerous factors beyond its control, including the level of prices and consumer demand, the extent of worldwide oil and gas production, the cost and availability of alternative fuels, the cost and proximity of pipelines and other transportation facilities, regulation by national and local authorities and the cost of compliance with applicable environmental regulations.

TECHNOLOGY
The Company's exploration, development and production activities depend upon the use of applied technology. In support of this, the Company has 27 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Company's expenditures on technology activities, including employee-related costs, were $9 million, $8 million and $8 million for the years 1997, 1996 and 1995.

THE PARTNERSHIP
Since December 1, 1985, the Company has conducted its business operations in the United States principally through the Partnership, a Delaware limited partnership, for which it serves as the managing general partner. As of December 31, 1997, the Company had a 98.2 percent interest in the Partnership. The remaining 1.8 percent partnership interest is a limited partnership interest and is held by public unitholders in the form of depositary units. There were 421,170,459 depositary units outstanding at December 31, 1997 of which 7,543,100 are held by public unitholders.
     The Partnership operates through several operating partnerships including Sun Operating Limited Partnership, which is a Delaware limited partnership.
     Certain conflicts of interest may arise as a result of the relationships between the Company and the Partnership. The directors and officers of the Company have fiduciary duties to manage the Company in the best interest of its stockholders. The Company, as managing general partner of the Partnership, has a fiduciary duty to manage the Partnership in a manner that is fair to the public unitholders. The duty of the directors of the Company to its stockholders may therefore come into conflict with the duties of the Company to the public unitholders. The Partnership may sell limited partnership units to the Company for the purpose of funding the Partnership's property acquisition, exploration and development cash requirements.
     The Audit Committee of the Board of Directors of the Company (Audit Committee), none of whose members is affiliated with the Company except as Company directors or stockholders or as holders of units, reviews policies and procedures regarding matters of potential conflict of interest. The Audit Committee also monitors the application of such policies and procedures.

EMPLOYEES
At December 31, 1997, the number of full-time active employees of the Company was 1,046.

ITEM 3. LEGAL PROCEEDINGS
The historical method used by the oil industry in the United States to establish the price at which crude oil is bought and sold is being challenged. Buyers and sellers have traditionally determined the market price of crude oil by reference to "posted prices", which are prices published by certain crude oil buyers such as crude oil refiners and transporters as the price at which they are willing to buy. A number of suits have been brought alleging that posted prices have been set consistently below market value, and that, as a result, royalties have been underpaid.
     The Company was named as a defendant in such a case filed in state court in Starr County, Texas in April, 1995 and a co-defendant in cases filed in state courts in Lee County, Texas and in Louisiana and Alabama and in federal court in Texas. All of these lawsuits seek certification as class actions on behalf of royalty owners in specific geographic areas, except the Texas and Alabama cases, which seek certification of a nationwide class of royalty owners. These cases also allege that the co-defendants have conspired and acted in concert to establish the price of crude oil in violation of antitrust statutes. These suits are similar to those brought in Texas by the Texas General Land Office, and in New Mexico, Oklahoma and Florida by private royalty owners against major crude oil producers. Suits are also being brought by natural gas royalty interest owners regarding royalty valuation and deductions of post-production costs from royalty.
     In addition to these suits, the Minerals Management Service (MMS) of the United States Department of the Interior is challenging the prices on which royalties were assessed. The MMS has claimed that a number of crude oil producers including the Company underpaid royalties owed the federal government on California crude oil production from 1980 to 1988 and has sent Orders to Pay to a number of producers including the Company. The MMS is also auditing royalty valuation in other parts of the country. The Department of Justice is independently investigating whether oil and gas producers have violated the False Claims Act in connection with royalty payments on production from federal and Indian lands.
     While a number of claims and suits against the Company and other crude oil and natural gas producers have already been brought by a variety of governmental and private plaintiffs in a number of jurisdictions, the fact that these suits challenge practices common to the industry suggests that additional lawsuits against the Company may be filed. The suits filed to date, to include the actions in which the Company is a party, are in the preliminary stage. The Company believes it has meritorious defenses and intends to defend these claims and lawsuits vigorously.

     The Company is involved in a number of other legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Company. Management of the Company believes that any liabilities which may arise out of legal claims or proceedings would not be material in relation to its financial position, results of operations or liquidity at December 31, 1997. The Company intends to maintain liability and other insurance of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
None.

                                    PART II

ITEM 5. MARKET FOR ORYX ENERGY COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
The Common Stock, $1 par value, of the Company trades on the New York Stock Exchange under the symbol "ORX." The following table sets forth the high and low sales prices, as reported on the New York Stock Exchange Composite Transactions quotations. No dividends were paid for the periods indicated.

------------------------------------------------------------------------------------
                                                            High          Low
------------------------------------------------------------------------------------
1997
First quarter                                               $27 1/8       $18 1/2
Second quarter                                              $23 3/4       $17 1/4
Third quarter                                               $28 1/4       $20 3/8
Fourth quarter                                              $30 11/16     $22
1996
First quarter                                               $14 3/4       $12 3/8
Second quarter                                              $17 3/8       $14
Third quarter                                               $18 1/4       $14 1/8
Fourth quarter                                              $25 3/4       $17 1/2
------------------------------------------------------------------------------------

The Company had 25,986 holders of record of Common Stock as of February 28, 1998.

ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------
                 Year Ended December 31
     (Millions of Dollars, Except Per Share Amounts)          1997     1996     1995     1994      1993
--------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Revenues                                                     $1,197   $1,147   $1,129   $ 1,072   $1,054
Income (loss) before extraordinary item and cumulative
     effect of accounting change(1)                          $  172   $  163   $  158   $   (65)  $  (93)
Net income (loss)(1)                                         $  170   $  163   $  135   $(1,025)  $ (100)
Basic income (loss) per share of common stock before
     extraordinary item and cumulative effect of
     accounting change(1)(2)                                 $ 1.63   $ 1.56   $ 1.54   $  (.68)  $(1.01)
Diluted income (loss) per share of common stock before
     extraordinary item and cumulative effect of
     accounting change(1)(2)                                 $ 1.62   $ 1.55   $ 1.54   $  (.68)  $(1.01)
Cash dividends per share of common stock(3)                      --       --       --        --   $  .40
Cash dividends per share of preferred stock(4)                   --       --   $  .05   $  .175   $ .725
ED&A outlays(5)                                              $  547   $  500   $  300   $   314   $  451
AT END OF PERIOD
Total assets(1)                                              $2,108   $1,935   $1,666   $ 2,118   $3,624
Long-term debt                                               $1,184   $1,183   $1,051   $ 1,546   $1,741
Shareholders' equity (deficit)(6)                            $  157   $  (37)  $ (209)  $  (347)  $  676
--------------------------------------------------------------------------------------------------------

(1) Net income for 1997 includes a $4 million benefit from a change in the U.K. income tax rate, a $3 million benefit for remeasurement of foreign deferred taxes, a $2 million after-tax loss on asset disposals and a $2 million extraordinary loss from the early renewal of a revolving credit facility. (See Note 12 to the Consolidated Financial Statements.) Net income for 1996 includes a $6 million charge for remeasurement of foreign deferred taxes and a $1 million after-tax loss on asset disposals. Net income for 1995 includes $137 million of after-tax gains on asset disposals, a $16 million after-tax charge for costs associated with the Company's restructuring and a $23 million extraordinary loss net of taxes from debt costs. (See Notes 6 and 12 to the Consolidated Financial Statements.) Effective January 1, 1994, the Company adopted a new policy for determining the ceiling test for its oil and gas properties. A one-time non-cash charge of $948 million after-tax for the cumulative effect of the change was recognized in the earnings for 1994. Additionally, net loss for 1994 includes a $59 million after-tax charge for costs associated with the Company's restructuring program, a $12 million extraordinary loss net of taxes from debt costs and a $2 million charge for the remeasurement of foreign deferred taxes. Net loss for 1993 includes $5 million of after-tax losses on asset disposals, a $7 million extraordinary loss net of taxes from the repurchase of indebtedness and a $5 million benefit for remeasurement of foreign deferred taxes.

(2) In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997. As a result, all prior-period earnings per share data has been restated to conform to the provisions of this statement. (See Note 8 to the Consolidated Financial Statements.)

(3) In June 1992, the Company announced the reduction of the quarterly cash dividend on its $1.00 par value common stock (Common Stock) from $.30 to $.10 per share. In January 1994, the Company announced the suspension of its quarterly cash dividend of $.10 per share.

(4) On September 11, 1990, the Company issued 7,259,394 shares of Series B Junior Cumulative Convertible Preference Stock (Series B Preference Stock). In November 1994, 2 million shares of Series B Preference Stock were converted into Common Stock. During 1995, the remaining 5,259,394 shares of Series B Preference Stock were converted into Common Stock.

(5) ED&A outlays exclude capitalized interest of $16 million, $17 million, $10 million, $11 million and $46 million for 1997, 1996, 1995, 1994 and 1993.

(6) Shareholders' equity (deficit) at December 31, 1997, 1996, 1995 and 1994 includes the $948 million charge for the cumulative effect of the change in the Company's policy for determining the ceiling test for its oil and gas properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of the Company's financial position and results of operations which follows should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

LIQUIDITY AND CAPITAL RESOURCES
ED&A outlays were $547 million in 1997, $500 million in 1996 and $300 million in 1995. In 1997, 73 percent of the Company's total ED&A investment was on development and acquisition and 27 percent on exploration. In 1998, total ED&A outlays are expected to be $600 million of which 67 percent is targeted for development and 33 percent for exploration, primarily in the U.S. FD&A costs were $4.53 per eb in 1997. The average FD&A cost for the five years 1993 through 1997 was

$4.91 per eb and the average production replacement rate was 112 percent. In 1997, the Company replaced 160 percent of its production.
     The Company's cash flow available for investment will continue to be affected by prevailing oil and gas prices, costs and volumes. Volatility in oil and gas prices experienced over the past several years is expected to continue. The Company is basing its 1998 investment plans on oil and gas spot prices averaging approximately $19.75 per barrel WTI and $2.30 per mmbtu HH. These assumptions are subject to change, along with the associated investment levels.
     During 1995, the Company generated $517 million of net proceeds from the sale of certain assets in order to reduce debt. The U.K. North Sea Alba field and Block 48/15a interests were sold for $270 million and $120 million respectively. The Company also sold certain assets in the U.S. for $77 million and all of its assets in Indonesia and Gabon for $67 million and $2 million respectively.
     In 1995, the Company recognized a non-cash extraordinary loss of $15 million (net of $8 million of income tax). The $15 million extraordinary loss is comprised of $14 million from the write-off of debt issuance costs deferred under a previously existing revolving credit facility and a prepayment penalty of $1 million.
     In August 1995, a swap option, in the notional amount of $250 million sold by the Company in 1993 for $14 million, was exercised by the counterparties, thereby obligating the Company, through September 15, 1998, to pay an annual rate of 9.75 percent while receiving LIBOR (5.86 percent at September 15, 1997, to be reset at six-month intervals). The $14 million of proceeds previously received is being amortized and netted against the interest expense associated with the exercise of the swap option.
     The Company called for redemption on October 30, 1995 its $138 million
10 3/8% Debentures at 106.471 percent of par plus accrued interest, which resulted in an $8 million extraordinary loss (net of $3 million of income tax) in the fourth quarter. The redemption was funded with proceeds from divestments.
     On October 20, 1995, the Company issued $100 million 8% Notes Due October 15, 2003 and $150 million 8.125% Notes Due October 15, 2005. The net proceeds of $245 million were applied to the redemption of the Company's $250 million 9.75% Notes Due September 15, 1998 on November 30, 1995 at par plus accrued interest.
     During 1995, holders of the Company's Series B Junior Cumulative Convertible Preference Stock (Series B Preference) converted the remaining shares of Series B Preference into common stock on a share-for-share basis.
     On July 11, 1996, the Company issued $150 million 8 3/8% Notes Due July 15, 2004. The net proceeds of $149 million were used to refinance debt outstanding under the Company's Revolving Credit Agreement, uncommitted lines of credit and commercial paper. These vehicles had been utilized to refinance $100 million of the Company's 9.30% Notes that matured in May 1996 and $35 million of the Company's 6.05% Medium Term Notes that matured in February 1996.
     On October 29, 1996, the Company completed the acquisition of additional interests in the Ninian, Hutton, Lyell and Murchison fields as well as the Columba field and surrounding acreage in the U.K. North Sea for $91 million cash. Oryx was operator of three of the fields and became operator of Ninian in February 1997.
     During 1996, Moody's Investors Service upgraded the Company's senior unsecured debentures to Ba2 from Ba3 and the convertible subordinated debentures to B1 from B2.
     During the first quarter of 1997, Duff & Phelps Credit Rating Co. upgraded the Company's senior debt to BB+ from BB and its convertible subordinated debentures to BB from BB-. In addition, Moody's Investors Service upgraded the Company's Senior debt to Ba1 from Ba2 and the convertible subordinated debentures to Ba3 from B1. During the second quarter of 1997, Standard and Poor's upgraded the Company's senior debt to BB+ from BB and its convertible subordinated debentures to BB- from B+.
     On June 5, 1997, the Board of Directors of the Company authorized a plan to repurchase up to $50 million of its 7 1/2 percent Convertible Subordinated Debentures Due 1999 through 2014. Purchases, if and when made, will be in the open market from time to time depending on market conditions. There is no specific deadline for the program and no repurchases have been made to date.

     On October 20, 1997, the Company announced it had replaced its $500 million revolving credit facility which was scheduled to mature on June 30, 1998, with a new $500 million five-year revolving credit facility (Revolver). As a result, the Company recognized a non-cash extraordinary loss of $2 million (net of $1 million of income tax) from the write-off of debt issuance costs. The new Revolver provides the Company with increased financial flexibility and less restrictive covenants while lowering its interest expense. Unlike the preceding agreement, the new Revolver has no restrictions tied to periodic revaluation of the Company's reserves. The Company's total debt was $1,188 million, $1,187 million and $1,203 million at December 31, 1997, 1996 and 1995.
     Cash was $10 million at the end of 1997 and $9 million at the end of 1996. The Company's current borrowing capacity is adequate to meet its needs under existing economic conditions. Moreover, the Revolver is available to support the commercial paper program, potential refinancing needs and general liquidity.
     Any shortfall in expected cash flow from operating activities may require adjustment of business plans. Among its options, the Company can defer discretionary ED&A outlays, draw against the unused portion of the Revolver, seek additional bank borrowings or seek access to capital markets. The Company is in compliance with all the covenants in its Revolver and expects to remain in compliance under existing conditions. The ability to incur additional indebtedness as well as the long-term cash generation capability is ultimately tied to the value of the Company's proved reserve base.

FINANCIAL PERFORMANCE
Net income in 1997 was $170 million. The realized oil price in 1997 decreased $1.13 per barrel to $18.43 per barrel. The Company's realized U.S. gas price in 1997 increased by $.26 per mcf to $2.40 per mcf. Oil production volumes increased 6 percent to 115 thousand barrels per day and gas volumes remained virtually unchanged at 502 million cubic feet per day. Revenues generated in 1997 were $1,197 million. Total costs and expenses increased 9 percent to $960 million in 1997 from $882 million in 1996. Operating costs increased 7 percent in 1997 due to 12 months of costs related to additional U.K. interests acquired in July 1996. Exploration costs increased 43 percent in 1997 primarily due to increased activity. Depreciation, depletion and amortization increased 13 percent primarily due to additional U.K. volumes and increased U.S. development costs.
     Net income in 1996 was $163 million. The realized oil price in 1996 increased 20 percent to $19.56 per barrel. The increase in 1996 followed a 9 percent increase in 1995 compared to 1994. The Company's realized U.S. gas price in 1996 increased by 24 percent to $2.14 per mcf. Production volumes decreased by 4 percent as a direct result of 1995 asset sales. Total costs and expenses decreased 9 percent to $882 million in 1996 from $968 million in 1995, excluding the 1995 restructuring provision. Operating costs decreased 28 percent in 1996 due to divestments and cost efficiency measures. Interest and debt expense decreased 24 percent in 1996 due to lower debt. Production taxes increased 52 percent in 1996 primarily due to higher prices.
     Net income in 1995 was $135 million which included net gains of $137 million from the sale of assets, a $23 million extraordinary item related to early extinguishment of debt (see Note 12 to the Consolidated Financial Statements) and a $16 million net restructuring charge. Production volumes decreased by 10 percent as a direct result of the sale of producing assets. Total costs and expenses decreased 10 percent to $968 million in 1995 from $1,080 in 1994, excluding the restructuring provision.
     In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997, resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior-period EPS data has been restated to conform to the provisions of this statement. (See Note 8 to the Consolidated Financial Statements.) In addition, in December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. These statements, when adopted, will not have a material effect on the Company's financial position or results of operations.

RESTRUCTURING CHARGES
The Company incurred a provision for restructuring of $25 million in 1995. The provision consisted of a $4 million adjustment to the 1994 restructuring provision and a $29 million provision for a plan to achieve cost reduction. (See
Note 6 to the Consolidated Financial Statements.)

HEDGING ARRANGEMENTS
The Company, from time to time, enters into hedging arrangements for oil and gas prices, foreign currencies and interest rates. The Company enters into commodity futures contracts to manage its crude oil and natural gas price risk and to maintain specified margins. The Company has entered into collar agreements to hedge approximately 10 percent of its 1998 crude production at an average floor price of $19.87 WTI per barrel and an average ceiling price of $21.15 WTI per barrel. Approximately 25 percent of its estimated 1998 U.S. gas production is hedged using collars at an average floor price of $2.21 HH per mmbtu and an average ceiling price of $2.42 HH per mmbtu.
     The Company utilizes sensitivity analysis to evaluate the effect that changes in the market value of crude oil and natural gas will have on the fair value of its derivative instruments. This analysis measures the impact on the commodity derivative instruments and thereby, does not consider the underlying exposure related to the commodity. At December 31, 1997, the Company estimates that a 10 percent change in its average crude price would result in a corresponding $5 million change in net income and a 10 percent per mmbtu change in its average domestic natural gas sales price would result in a corresponding $3 million change in net income.
     The Company is active in the foreign exchange market to hedge its economic exposures to the British pound. At December 31, 1997, the Company held forward contracts representing 13 percent of its estimated 1998 British pound requirements. Forward contracts of $37 million were outstanding with various 1998 expiration dates at an average forward rate of U.S. $1.61/British pound.
     The Company also participates in various interest rate hedging arrangements to help manage the floating rate portion of its debt. At December 31, 1997, the Company was a party to interest rate hedging agreements having notional amounts of $500 million, of which $250 million represented interest rate caps (Caps) and $250 million represented interest rate swaps (Swaps). The Company's exposure to interest rate risk due to changes in LIBOR is nil due to the offsetting terms of the Caps and Swaps. (See Note 2 to the Consolidated Financial Statements.)

YEAR 2000 PROJECT
The Company has determined that it will be required to modify significant portions of its software to utilize dates beyond December 31, 1999. The Company presently believes that with modifications to its existing software, the Year 2000 issue can be managed.
     The Company is communicating with its significant suppliers, larger customers and partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issue. The Company's total Year 2000 Project cost includes the estimated costs and time associated with the impact of a third party's Year 2000 issue and are based on presently available information. However, there can be no guarantee that a failure to timely convert by another company would not have a material adverse effect on the Company.
     The Company will utilize both internal and external resources to reprogram and test the software for Year 2000 modification. The Company plans to complete the Year 2000 Project no later than December 31, 1999. The total cost of the Year 2000 Project is estimated at $5 million and is being funded through operating cash flows. To date the Company has incurred no significant costs related to the Year 2000 Project.

MARKETING
During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). In 1997, Pioneer Natural Resources, Inc. (formerly Parker & Parsley Petroleum

Company) terminated its relationship with ProEnergy. ProEnergy purchases substantially all of its members' U.S. gas production at index prices.

INCOME TAXES
Oryx Energy adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992. The effect of remeasurement of foreign deferred tax was a benefit of $3 million in 1997, a charge of $6 million in 1996 and no effect in 1995. As a result of applying the provisions of SFAS No. 109, a non-cash charge or credit is included in business results based on the change in foreign exchange rates and the corresponding impact on the net deferred tax liability. The Company believes these items tend to distort current period business results and should be disregarded in analyzing its current business.

ENVIRONMENTAL
The Company's oil and gas operations are subject to stringent environmental regulations. The Company is dedicated to the preservation of the environment and has committed significant resources to comply with such regulations. Although it has been named as a potentially responsible party at sites related to past operations, the Company believes it is in general compliance with applicable governmental regulations and that the potential costs to it, in the aggregate, are not material to its financial condition. However, risks of substantial costs and liabilities are inherent to the oil and gas business. Should other developments occur, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages resulting from the Company's operations, they could result in additional costs and liabilities in the future. (See Note 19 to the Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, the report of independent accountants and the supplementary financial and operating information are included elsewhere in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information on directors required by this Item is incorporated herein by reference to the section entitled "Election of Directors" on pages 4-5 of the Company's definitive Proxy Statement dated March 23, 1998.

                               EXECUTIVE OFFICERS
     The following table sets forth information as to the Company's executive officers. All officers of the Company hold their offices at the pleasure of the Board of Directors.

-----------------------------------------------------------------------------------------------------
             Name, Age and                                   Business Experience
       Position with the Company                            During Past Five Years
-----------------------------------------------------------------------------------------------------
Marion E. Anglin, 60                     Mr. Anglin assumed this position on September 4, 1997. From
  Vice President, Worldwide                October 1995 to September 1997 he was General Manager,
  Exploration                              Offshore USA. From January 1994 to October 1995 Mr. Anglin
                                           was Director for Algeria, Australia, Ecuador, Kazakhstan
                                           and Mexico. Previously, he served as General Manager, Oryx
                                           Indonesia Energy Company.
Jerry W. Box, 59                         Mr. Box assumed this position on February 5, 1998. From
  President,                               December 1995 to February 1998 he was Executive Vice
  Chief Operating                          President and Chief Operating Officer. From December 1994
  Officer and Director                     through November 1995 he served as Executive Vice
                                           President, Exploration and Production. Previously, he
                                           served as Senior Vice President, Exploration and
                                           Production of the Company.
Warren A. Bryan, 51                      Mr. Bryan assumed this position on September 4, 1997. From
  Vice President, US Onshore               February 1993 to September 1997 he served the Company as
  Operations                               General Manager, Onshore USA. Previously, he was Manager
                                           of Operations, Gulf Coast Region.
Sherri T. Durst, 48                      Ms. Durst has been in this position since December 1993.
  General Auditor                          From February 1990 to December 1993, she served as
                                           Manager, Financial Processes.
Steven J. Flowers, 37                    Mr. Flowers assumed this position on September 4, 1997. From
  Vice President and Treasurer             November 1996 to September 1997 he served as Treasurer, of the Company. He joined the Company in August 1995 and
                                           served as Assistant Treasurer until November 1996.
                                           Previously, he held various financial and planning
                                           positions, including Assistant Treasurer, at Maxus Energy
                                           Corporation from 1988 to 1995.
David A. Hager, 41                       Mr. Hager assumed this position on September 4, 1997. From
  Vice President, US Offshore              December 1995 to September 1997 he was Director,
  Operations                               Operations Planning, Drilling and Facilities Engineering.
                                           Previously, he served the Company as Project Director, New
                                           Areas Exploration and Production.
Frances G. Heartwell, 51                 Ms. Heartwell assumed this position in December 1995. From
  Vice President, Human                    February 1993 to December 1995, she served the Company as
  Resources and Administration             Director, Human Resources. Previously, she was Director of
                                           Employee and Community Relations.
Patricia L. Horsfall, 44                 Ms. Horsfall assumed this position on September 4, 1997.
  Vice President, UK Operations            From May, 1993 to September 1997 she was General Manager,
  and Managing Director, Oryx              UK and Managing Director of Oryx UK Energy Company. From
  UK Limited                               January 1993 through April 1993 she was on a special
                                           project for the Company. From August 1992 to January 1993,
                                           Ms. Horsfall served the Company as District Manager, Gulf
                                           of Mexico West.
Robert L. Keiser, 55                     Mr. Keiser assumed this position on February 5, 1998. From
  Chairman of the Board and                November 1994 to February 1998, he was Chairman of the
  Chief Executive Officer                  Board, Chief Executive Officer and President. From January
                                           1992 through November 1994, he was President and Chief
                                           Operating Officer of the Company.

-----------------------------------------------------------------------------------------------------
             Name, Age and                                   Business Experience
       Position with the Company                            During Past Five Years
-----------------------------------------------------------------------------------------------------
William C. Lemmer, 53                    Mr. Lemmer has been in this position since February 1995.
  Vice President,                          From June 1994 until February 1995, he served as Vice
  General Counsel                          President and General Counsel to the Company. For the five
  and Secretary                            previous years, he was Chief Counsel, Corporate of the
                                           Company.
Edward W. Moneypenny, 56                 Mr. Moneypenny has been in this position since December
  Executive Vice President,                1994. From January 1992 through November 1994, he was
  Finance, Chief Financial                 Senior Vice President, Finance and Chief Financial Officer
  Officer, and Director                    of the Company.
Robert L. Thompson, 51                   Mr. Thompson assumed this position on September 4, 1997.
  Vice President, Planning                 From February 1995 to September 1997 he was Controller and
  and Controller                           Corporate Planning Director. From February 1993 through
                                           January 1995, he served the Company as Director of
                                           Business Planning and Acquisitions. Previously, he was
                                           Director of Planning and Analysis of the Company.
-----------------------------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" on pages 12-15 of the Company's definitive Proxy Statement dated March 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners" on page 24 and "Security Ownership of Management" on page 11 of the Company's definitive Proxy Statement dated March 23, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a) The following documents are filed as a part of this report:
        1. Consolidated Financial Statements. See Index to Financial Statements. Other schedules and separate financial statements of unconsolidated subsidiaries are omitted because the information is shown elsewhere in this report, is not required or is not applicable.
        2. Exhibits:

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

          ++4.4           -- First Supplemental Indenture by and between The Bank of
                             New York and the Registrant
        +++10.1           -- Second Amended and Restated Agreement of Limited
                             Partnership of Sun Energy Partners, L.P.
        +++10.2           -- Agreement of Limited Partnership of Sun Operating Limited
                             Partnership, as amended
          n10.3     +     -- Registrant's Equity and Deferred Compensation Plan for
                             Non-Employee Directors
          n10.4     +     -- Registrant's Executive Variable Incentive Plan
       ++++10.5           -- Registrant's Pension Restoration Plan
         ++10.5a          -- Amendment to Registrant's Pension Restoration Plan
       ++++10.6     +     -- Registrant's Executive Retirement Plan As Amended and
                             Restated as of January 1, 1995
       ++++10.6a    +     -- Amendment No. One to Registrant's Executive Retirement
                             Plan As Amended and Restated Effective January 1, 1995
          n10.6b    +     -- Amendment No. Two to Registrant's Executive Retirement
                             Plan As Amended and Restated Effective January 1, 1995
           10.6c    +     -- Amendments No. Three and Four to Registrant's Executive
                             Retirement Plan As Amended and Restated Effective January
                             1, 1995
     ++++++10.7     +     -- Registrant's Executive Long-Term Incentive Plan
   ++++++++10.7a    +     -- Amendment to Registrant's Executive Long-Term Incentive
                             Plan, dated February 1, 1989
   ++++++++10.7b    +     -- Amendment to Registrant's Executive Long-Term Incentive
                             Plan, dated February 6, 1989
          m10.8     +     -- Registrant's 1992 Long-Term Incentive Plan As Amended
                             Through December 2, 1993 and Restated
          n10.8a    +     -- Amendment to Registrant's 1992 Long-Term Incentive Plan
                             As Amended Through December 2, 1993 and Restated
                             Effective as of September 4, 1996
       ++++10.9     +     -- Registrant's Savings Restoration Plan As Amended and
                             Restated as of September 6, 1995
       ++++10.10    +     -- Registrant's Executive Deferred Compensation Plan as
                             Amended and Restated as of September 6, 1995
       ++++10.11    +     -- Registrant's Deferred Compensation and Benefits Trust
       ++++10.12          -- Registrant's Special Employee Severance Plan
          m10.13    +     -- Registrant's Amended and Restated Special Executive
                             Severance Plan
         nn10.14    +     -- Registrant's 1997 Long-Term Incentive Plan
        nnn10.15          -- Oryx Energy Company $500,000,000 Revolving Credit and
                             Competitive Bid Facility October 17, 1997
           12             -- Computation of Consolidated Ratio of Earnings to Fixed
                             Charges and Earnings to Fixed Charges and Preferred Stock
                             Dividend Requirements
       mmmm19             -- Distribution Agreement dated August 28, 1991 relating to
                             Medium-Term Notes, Series A
           21             -- Subsidiaries
           23             -- Consent of Coopers & Lybrand L.L.P.
           24             -- Power of Attorney
           27             -- Financial Data Schedule
--------------------------------------------------------------------------------------



     *Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1992 (File No. 1-10053) filed with the Commission on May 15, 1992.

    **Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1990 (File No. 1-10053) filed with the Commission on November 14, 1990.

   ***Incorporated by reference to the Registrant's Form 8-K (File No. 1-10053) filed with the Commission on September 25, 1990.

   ****
      Incorporated by reference to the Registrant's Registration Statement on
      Form 8-A (File No. 1-10053) filed with the Commission on September 19,
      1990.

     +Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8,
      1988.

    ++Incorporated by reference to the Registrant's Amendment No. 2 on Form S-3
      (File No. 33-33361) filed with the Commission on June 29, 1990.

   +++Incorporated by reference to the Form SE of Sun Energy Partners, L.P.
      filed with the Commission on March 20, 1986.

     +Management contracts or compensatory plan or arrangement required to be filed as an exhibit hereto.

  ++++Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-27723) filed with the Commission on March 22, 1989.

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

     nIncorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-10053) filed with the Commission on March 26, 1997.

    nnIncorporated by reference to the Registrant's definitive Proxy Statement dated March 26, 1997 (File No. 1-10053) filed with the Commission on April
      2, 1997.

   nnnIncorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1997 (File No. 1-10053) filed with the Commission on November 7, 1997.

     (b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORYX ENERGY COMPANY

                                        By:     /s/ Edward W. Moneypenny

                                         ---------------------------------------
                                                  Edward W. Moneypenny
                                           Executive Vice President, Finance,
                                          Chief Financial Officer, and Director
Date: March 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      Signature                                         Title
                      ---------                                         -----
                  Robert L. Keiser*                    Chairman of the Board and Chief
-----------------------------------------------------    Executive Officer (principal executive
                  Robert L. Keiser                       officer)

              /s/ Edward W. Moneypenny                 Executive Vice President, Finance, Chief
-----------------------------------------------------    Financial Officer (principal financial
                Edward W. Moneypenny                     officer), and Director

                 Robert L. Thompson*                   Vice President, Planning and Controller
-----------------------------------------------------    (principal accounting officer)
                 Robert L. Thompson

                    Jerry W. Box*                      President, Chief Operating Officer and
-----------------------------------------------------    Director
                    Jerry W. Box

                William E. Bradford*                   Director
-----------------------------------------------------
                 William E. Bradford

                  Sylvia A. Earle*                     Director
-----------------------------------------------------
                   Sylvia A. Earle

              David C. Genever-Watling*                Director
-----------------------------------------------------
              David C. Genever-Watling

                   Robert B. Gill*                     Director
-----------------------------------------------------
                   Robert B. Gill

                                                       Director
-----------------------------------------------------
               David S. Hollingsworth

               Charles H. Pistor, Jr.*                 Director
-----------------------------------------------------
               Charles H. Pistor, Jr.

                  Paul R. Seegers*                     Director
-----------------------------------------------------
                   Paul R. Seegers

                Ian L. White-Thomson*                  Director
-----------------------------------------------------
                Ian L. White-Thomson

            *By: /s/ Edward W. Moneypenny
 --------------------------------------------------
                Edward W. Moneypenny
                  Attorney-in-Fact

                                                                  March 10, 1998

------------------------------
* A Power of Attorney authorizing Robert L. Keiser and Edward W. Moneypenny, and each of them, to sign this Form 10-K Annual Report on behalf of the directors, constituting a majority of the Board of Directors, and certain officers of Oryx Energy Company, is being filed with the Securities and Exchange Commission.

CONSOLIDATED STATEMENTS OF INCOME
ORYX ENERGY COMPANY

--------------------------------------------------------------------------------------------------
Year Ended December 31
(Millions of Dollars, Except Per Share Amounts)                1997           1996           1995
--------------------------------------------------------------------------------------------------

REVENUES
Oil and gas (Note 3)                                          $1,213         $1,168         $1,014
Other -- net (Note 4)                                            (16)           (21)           115
--------------------------------------------------------------------------------------------------
                                                               1,197          1,147          1,129
--------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating costs                                                  255            239            330
Production taxes (Note 5)                                        161            160            105
Exploration costs                                                 80             56             59
Depreciation, depletion and amortization                         311            276            276
General and administrative expense                                58             58             64
Interest and debt expense                                        111            110            144
Interest capitalized                                             (16)           (17)           (10)
Provision for restructuring (Note 6)                              --             --             25
--------------------------------------------------------------------------------------------------
                                                                 960            882            993
--------------------------------------------------------------------------------------------------
Income before extraordinary item and provision (benefit) for
     income taxes                                                237            265            136
Provision (benefit) for income taxes (Note 7)                     68             96            (22)
Remeasurement of foreign deferred tax (Notes 1 and 7)             (3)             6             --
--------------------------------------------------------------------------------------------------
Income before extraordinary item                                 172            163            158
Extraordinary item (Note 12)                                      (2)            --            (23)
--------------------------------------------------------------------------------------------------
NET INCOME                                                    $  170         $  163         $  135
--------------------------------------------------------------------------------------------------
BASIC NET INCOME PER SHARE OF COMMON STOCK (NOTES 8 AND 9):
     Before extraordinary item                                $ 1.63         $ 1.56         $ 1.54
     Extraordinary item                                         (.02)            --           (.22)
--------------------------------------------------------------------------------------------------
     Net income                                               $ 1.61         $ 1.56         $ 1.32
--------------------------------------------------------------------------------------------------
DILUTED NET INCOME PER SHARE OF COMMON STOCK (NOTES 8 AND
     9):
     Before extraordinary item                                $ 1.62         $ 1.55         $ 1.54
     Extraordinary item                                         (.02)            --           (.22)
--------------------------------------------------------------------------------------------------
     Net income                                               $ 1.60         $ 1.55         $ 1.32
--------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
     (millions of shares)                                      105.6          104.7          102.4
--------------------------------------------------------------------------------------------------

                            (See Accompanying Notes)

CONSOLIDATED BALANCE SHEETS
ORYX ENERGY COMPANY

-----------------------------------------------------------------------------------
December 31
(Millions of Dollars)                                          1997           1996
-----------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and cash equivalents                                $   10         $    9
     Accounts receivable and other current assets                228            241
-----------------------------------------------------------------------------------
Total Current Assets                                             238            250
Properties, Plants and Equipment (Note 10)                     1,811          1,627
Deferred Charges and Other Assets                                 59             58
-----------------------------------------------------------------------------------
Total Assets                                                  $2,108         $1,935
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable                                         $  121         $  130
     Accrued liabilities (Note 11)                               257            251
     Current portion of long-term debt (Note 12)                   4              4
-----------------------------------------------------------------------------------
Total Current Liabilities                                        382            385
Long-Term Debt (Note 12)                                       1,184          1,183
Deferred Income Taxes (Note 7)                                   235            248
Deferred Credits and Other Liabilities (Note 19)                 150            156
Commitments and Contingent Liabilities (Note 13)
Shareholders' Equity (Deficit) (Note 14)
     Preferred stock, $1 par value; 22,740,606 shares
        authorized; none issued or outstanding                    --             --
     Common stock, $1 par value; 250,000,000 shares
        authorized; 126,703,550 shares issued in 1997 and
        1996, 105,981,963 and 104,982,628 shares outstanding
        in 1997 and 1996                                         124            124
     Additional paid-in capital                                1,821          1,821
     Accumulated deficit                                        (740)          (895)
-----------------------------------------------------------------------------------
                                                               1,205          1,050
     Less common stock in treasury, at cost; 17,719,711 and
        18,719,046 shares in 1997 and 1996                      (952)          (988)
     Less loan to ESOP                                           (96)           (99)
-----------------------------------------------------------------------------------
Shareholders' Equity (Deficit)                                   157            (37)
-----------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficit)          $2,108         $1,935
-----------------------------------------------------------------------------------

            The successful efforts method of accounting is followed.
                            (See Accompanying Notes)

CONSOLIDATED STATEMENTS OF CASH FLOWS
ORYX ENERGY COMPANY

--------------------------------------------------------------------------------------------------
Year Ended December 31
(Millions of Dollars)                                          1997           1996           1995
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS FROM OPERATING ACTIVITIES
Net Income                                                    $  170         $  163         $  135
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation, depletion and amortization                    311            276            276
     Dry hole costs and leasehold impairment                      36             20             21
     Deferred income taxes                                        38             66             33
     (Gain) loss on sale of assets, net of taxes                   2              1           (137)
     Provision for restructuring, net of taxes                    --             --             16
     Extraordinary item                                            2             --             23
     Other                                                         3             14             10
--------------------------------------------------------------------------------------------------
                                                                 562            540            377
  Changes in working capital:
     Accounts receivable and other current assets                 11            (81)             9
     Accounts payable                                            (10)            24             --
     Accrued liabilities                                          (4)            52            (61)
--------------------------------------------------------------------------------------------------
NET CASH FLOW PROVIDED FROM OPERATING ACTIVITIES                 559            535            325
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS FROM INVESTING ACTIVITIES
     Capital expenditures                                       (523)          (484)          (273)
     Proceeds from divestments, net of current taxes               4              7            517
     Other                                                       (57)           (54)           (25)
--------------------------------------------------------------------------------------------------
NET CASH FLOW PROVIDED FROM (USED FOR) INVESTING ACTIVITIES     (576)          (531)           219
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                     91            221            259
     Repayments of long-term debt                                (90)          (239)          (793)
     Proceeds from sale of treasury stock                         17              3             --
--------------------------------------------------------------------------------------------------
NET CASH FLOW PROVIDED FROM (USED FOR) FINANCING ACTIVITIES       18            (15)          (534)
--------------------------------------------------------------------------------------------------
CHANGES IN CASH AND CASH EQUIVALENTS                               1            (11)            10
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     9             20             10
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   10         $    9         $   20
--------------------------------------------------------------------------------------------------

                            (See Accompanying Notes)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) ORYX ENERGY COMPANY

------------------------------------------------------------------------------------------------------------------------
                               Common Stock       Preferred Stock
                             -----------------   -----------------                                Common Stock
                                                                     Additional                 Held in Treasury    Loan
(Millions of Dollars,         Number      Par     Number      Par     Paid-in     Accumulated   -----------------    to
Thousands of Shares)         of Shares   Value   of Shares   Value    Capital       Deficit     Shares     Cost     ESOP
------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1994          123,702    $124       5,259     $ 5      $2,098       $(1,181)    (24,756)  $(1,294)  $(99)
Net income                                                                              135
Issuance from treasury                                                                   (5)        250         7
Preferred stock conversion                         (5,259)     (5)       (277)                    5,259       283
Cash dividends declared:
     Preferred -- $.05 per
          share                                                                          --
------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1995          123,702     124          --      --       1,821        (1,051)    (19,247)   (1,004)   (99)
Net income                                                                              163
Issuance from treasury                                                                   (7)        528        16
------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996          123,702     124          --      --       1,821          (895)    (18,719)     (988)   (99)
Net income                                                                              170
Issuance from treasury                                                                  (15)        999        36
Repayment of loan to ESOP                                                                                              3
------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1997          123,702    $124          --     $--      $1,821       $  (740)    (17,720)  $  (952)  $(96)
------------------------------------------------------------------------------------------------------------------------

                            (See Accompanying Notes)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Oryx Energy Company together with its consolidated subsidiaries (the Company) was incorporated in Delaware in 1971 and became a publicly traded company on November 1, 1988. The Company's business operations consist of the exploration for and development and production of oil and natural gas reserves. Since December 1, 1985, the Company has conducted its United States operations through Sun Energy Partners, L.P., a publicly traded entity, and has functioned as its managing general partner. The majority of the Company's operations located outside of the United States were acquired effective January 1, 1990 and are identified herein by the separate geographic areas of the United Kingdom and Other Foreign.
     The consolidated financial statements contain the accounts of the Company after elimination of intercompany balances and transactions. The Company's interests in Sun Energy Partners, L.P. and its related operating partnerships (Partnership) are fully consolidated.

CASH AND CASH EQUIVALENTS
The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

PROPERTIES, PLANTS AND EQUIPMENT
The successful efforts method of accounting is followed for costs incurred in oil and gas operations.

Capitalization Policy
Acquisition costs are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are added. Exploration costs, including geological and geophysical costs and costs of carrying unproved properties, are charged against income as incurred. Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well did not find proved reserves, such capitalized costs are charged to expense, as dry hole costs, at that time. Development costs are capitalized. Costs incurred to operate and maintain wells and equipment are expensed.

Leasehold Impairment and Depreciation, Depletion and Amortization
Periodic valuation provisions for impairment of capitalized costs of unproved properties are expensed. The acquisition costs of proved properties are depleted by the unit-of-production method based on proved reserves by field. Capitalized exploratory drilling costs which result in the addition of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field. In addition, unamortized capital costs at a field level are reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value.

Dismantlement, Restoration and Abandonment Costs
Such costs are estimated and accrued as a component of depreciation, depletion and amortization expense; actual costs are charged to the accrual.

Retirements
Gains and losses on the disposals of fixed assets are generally reflected in income. For certain property groups, the cost less salvage value of property sold or abandoned is charged to accumulated depreciation, depletion and amortization except that gains and losses for these groups are taken into income for unusual retirements or retirements involving an entire property group.

CAPITALIZED INTEREST
The Company capitalizes interest costs incurred as a result of the acquisition and installation of significant assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

INCOME TAXES
Deferred income taxes are provided to reflect the tax consequences in future years of differences between financial statements and tax basis of assets and liabilities at year end in accordance with SFAS No. 109, "Accounting for Income Taxes." The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company for 1997 and 1996. Earnings for 1997 and 1996 were increased by $3 million and decreased by $6 million from remeasuring the Company's foreign deferred tax liabilities. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
The Company has established noncontributory defined benefit plans and defined contribution plans to provide retirement benefits for most of its employees. Pension benefits are charged against earnings over the periods in which they are earned by the employees (Note 15).
     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and certain insurance and other postemployment benefits for individuals whose employment is terminated by the Company prior to their normal retirement. Substantially all of the Company's employees may become eligible for postretirement benefits if they reach normal retirement age while working for the Company. The Company recognizes the costs of postretirement benefits other than pensions and postemployment benefits over the periods in which they are earned by the employees.

SALES OF OIL AND GAS
Sales of oil and gas are recorded on the entitlement method. Differences between actual production and entitlements result in amounts due when underproduction occurs and amounts owed when overproduction occurs.

FOREIGN CURRENCY TRANSLATION
The U.S. dollar is the functional currency for the Company's consolidated foreign operations. For those operations, all transaction gains or losses from currency fluctuations are included in income currently.

FOREIGN EXCHANGE HEDGING CONTRACTS
The Company, from time to time, enters into foreign currency hedging arrangements to hedge the impact of changes in exchange rates on its receivables and payables denominated in British pounds. Gains and losses realized from such arrangements offset transaction gains and losses which are included in the measurement of the related foreign currency transactions (Note 2).

INTEREST RATE HEDGING AGREEMENTS
The Company, from time to time, enters into interest rate hedging agreements to alter the floating rate portion of its underlying debt portfolio. Advance proceeds received under such agreements are included in "Deferred Credits and Other Liabilities" and are amortized as offsets to interest and debt expense over the relevant periods. The differentials paid or received during the terms of such agreements are accrued as interest rates change and are recorded as adjustments to interest and debt expense (Note 2).

OIL AND GAS PRICE HEDGING ACTIVITY
The Company, from time to time, enters into arrangements to hedge the impact of price fluctuations on anticipated crude oil and natural gas sales. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold (Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

ENVIRONMENTAL COSTS
The Company establishes reserves for environmental liabilities as they are incurred (Note 19).

STATEMENT PRESENTATION
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Certain items in years prior to 1997 have been reclassified to conform to the 1997 presentation.

2. FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

DERIVATIVES
As discussed in Note 1, the Company enters into hedging arrangements for foreign exchange, interest rates and crude oil and natural gas prices with major financial institutions. The Company does not enter into derivative transactions for trading purposes.
     The Company is active in the foreign exchange market to hedge its economic exposures to the British pound. In addition, the Company has minor exposures to other currencies in countries in which it does business. At December 31, 1997 and 1996, the Company had forward contracts outstanding with various expiration dates to purchase 23 million and 13 million net British pounds at various prices. At December 31, 1997 and 1996, the fair values of the Company's outstanding foreign exchange contracts, based on quoted market prices were nil, which approximated their associated carrying values. For the year ended December 31, 1997, the Company recognized a net transaction loss of $2 million. For the year ended December 31, 1996, the Company's net transaction gain or loss was nil.
     The Company also participates in various interest rate hedging arrangements to help manage the floating rate portion of its debt. At December 31, 1997 and 1996, the Company was a party to interest rate hedging agreements having notional amounts of $500 and $600 million, of which $250 and $350 million represented interest rate caps (Caps) with maturities in 1998 and 1997. The remaining $250 million represented interest rate swaps (Swaps) expiring in 1998 that had been under option at December 31, 1994 and were subsequently exercised on August 15, 1995. The terms of the Caps expose the Company to interest rate risk when LIBOR (5.84 percent at December 31, 1997) exceeds 5 percent per year. Under the terms of the Caps, the Company received advance proceeds of $19 million from the counterparties and must pay the excess by which LIBOR exceeds 5 percent on the notional amounts. Under the terms of the Swaps, the Company received advance proceeds of $14 million from the counterparties and must pay an annual rate of 9.75 percent while receiving LIBOR (5.86 percent at September 15, 1997, to be reset at six-month intervals). The terms of the Swaps decrease the exposure of the Company to increases in LIBOR. At December 31, 1997 and 1996, the aggregate carrying values of the gains deferred from the Company's interest rate futures agreements were $5 million and $15 million and their estimated fair market values, based on market quotes, were $11 million and $23 million.
     At December 31, 1997, the Company was a party to crude oil contracts to hedge about 9 percent of its estimated 1998 crude oil production at an average price of $20.17 per barrel. Approximately 20 percent of its estimated 1998 U.S. natural gas production was hedged at $2.19 per mmbtu. At December 31, 1996, the Company was a party to crude oil and natural gas contracts to hedge about 22 percent of its estimated 1997 crude oil production at $20.30 per barrel and approximately 31 percent of its 1997 U.S. natural gas production at $2.24 per mmbtu. These arrangements serve to reduce the volatility associated with prices of crude oil and natural gas. The aggregate carrying values of these assets at December 31, 1997 and 1996 were $2 million and $10 million and the aggregate fair values, subject to daily fluctuation, based on quotes from brokers, were approximately $9 million and $(3) million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

     All of the above mentioned derivative contracts expose the Company to credit risk. The Company has established controls to manage this risk and closely monitors the creditworthiness of its counterparties, which are major institutions. In the normal course of business, collateral is not required for financial instruments with credit risk. The Company believes that losses from nonperformance are unlikely to occur.

OTHER FINANCIAL INSTRUMENTS
At December 31, 1997 and 1996, the carrying values of the Company's long-term debt, including amounts due within one year, were $1,188 million and $1,187 million (Note 12). At December 31, 1997 and 1996, the aggregate fair values of the Company's long-term debt were approximately $1,244 million and $1,220 million, estimated primarily based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

3. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy) to jointly market natural gas. In 1997, Pioneer Natural Resources Company (formerly Parker & Parsley Petroleum Company) terminated its relationship with ProEnergy. As of December 31, 1997, the Company had an ownership interest of 40 percent in ProEnergy; however, ownership varies based on the Company's share of natural gas throughput for the preceding quarter. The Company accounts for its investment in ProEnergy using the equity method and as of December 31, 1997, had an investment in ProEnergy of $4 million. The Company sells the majority of its domestic natural gas production to ProEnergy at index prices. Full operations commenced in April of 1996 and natural gas sales to ProEnergy totaled $221 million and $195 million for the year ended December 31, 1997 and nine months ended December 31, 1996. At December 31, 1997 and 1996, the Company had an outstanding receivable balance of $22 million and $48 million from ProEnergy.

4. OTHER REVENUES -- NET
--------------------------------------------------------------------------------

The components of other revenues were as follows:

--------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996         1995
--------------------------------------------------------------------------------------------
Interest income                                               $  2         $  2         $  8
Gain (loss) on sale of assets                                   (4)          (2)         124*
Miscellaneous                                                  (14)         (21)         (17)
--------------------------------------------------------------------------------------------
                                                              $(16)        $(21)        $115
--------------------------------------------------------------------------------------------

* Gains generated in 1995 substantially from the sale of the Company's interest in the following properties. During 1995, the Company generated $517 million of net proceeds from the sale of certain assets in order to reduce debt. The U.K. North Sea Alba Field and Block 48/15a interests were sold for $270 million and $120 million respectively. The Company also sold certain assets in the U.S. for $77 million and all of its assets in Indonesia and Gabon for $67 million and $2 million respectively. Asset dispositions, totaling $536 million of gross proceeds, represented 138 million equivalent barrels of proved reserves and 43 thousand average equivalent barrels of production per day.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

5. PRODUCTION TAXES
--------------------------------------------------------------------------------

Production taxes consisted of the following:

--------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996         1995
--------------------------------------------------------------------------------------------
U.K. petroleum revenue taxes                                  $ 82         $ 83         $ 26
International royalties                                         38           37           46
U.S. severance taxes                                            30           31           22
U.S. property taxes                                             11            9           11
--------------------------------------------------------------------------------------------
                                                              $161         $160         $105
--------------------------------------------------------------------------------------------

6. CHANGES IN BUSINESS
--------------------------------------------------------------------------------

In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring. The charge was comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.
     The costs of the 1995 restructuring were complete at December 31, 1996 except for costs associated with an office lease obligation which existed prior to the commitment date that has no economic benefit to the Company. During 1997, $3 million of costs associated with this lease were incurred, and at December 31, 1997, $10 million of this provision remains.

7. INCOME TAXES
--------------------------------------------------------------------------------

Income before extraordinary item and provision (benefit) for income taxes consisted of the following:

--------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996         1995
--------------------------------------------------------------------------------------------
Before interest expense
     United States income                                     $219         $220         $ 48
     Foreign income                                            113          138          222
Interest expense, net                                          (95)         (93)        (134)
--------------------------------------------------------------------------------------------
                                                              $237         $265         $136
--------------------------------------------------------------------------------------------

     The provision (benefit) for income taxes for each of the years 1997, 1996 and 1995 is applicable to continuing operations.
     The components of the provision (benefit) for income taxes on income before extraordinary item were as follows:

--------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996         1995
--------------------------------------------------------------------------------------------
Federal
     Current tax provision (benefit)                          $ (3)        $15          $(18)
     Deferred tax provision (benefit)                           51          44            (9)
State tax provision                                              3           2             1
Foreign
     Current tax provision                                      32          17             3
     Deferred tax provision (benefit)                          (15)         18             1
--------------------------------------------------------------------------------------------
                                                              $ 68         $96          $(22)
--------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

     Significant components of the Company's deferred income tax assets and liabilities at December 31, 1997 and 1996 were as follows:

-------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996
-------------------------------------------------------------------------------
Deferred Tax Assets
     AMT credit carryforward                                  $ 60         $ 54
     Dismantlement, restoration and abandonment                 38           41
     Loss on controlled foreign corporations                    16           11
     Geological and geophysical expenditures                    13           15
     Contingency accruals                                       21           20
     Employee benefit accruals                                  23           29
     Foreign tax credit                                          8            9
     Other                                                      10            3
-------------------------------------------------------------------------------
                                                               189          182
-------------------------------------------------------------------------------
Deferred Tax Liabilities
     Items associated with capitalized costs and write-offs    424          405
     Miscellaneous accrued liabilities                          --           25
-------------------------------------------------------------------------------
                                                               424          430
-------------------------------------------------------------------------------
Net Deferred Tax Liability                                    $235         $248
-------------------------------------------------------------------------------

     No valuation allowance was provided at December 31, 1997 or 1996 as the Company anticipates the results of operations in future years are more likely than not to generate taxable income sufficient to allow utilization of the existing deferred tax assets.
     Following is the reconciliation of the tax provision calculated at the U.S. statutory tax rate to the Company's actual tax provision (benefit) on income before extraordinary item:

--------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996         1995
--------------------------------------------------------------------------------------------
U.S. statutory rate calculation                               $83          $ 93         $ 48
Increase (reduction) in taxes resulting from:
     Benefit of additional tax basis on assets sold            --            --          (58)
     Foreign tax rates under U.S. rate                         (7)           (4)         (11)
     Impact of tax rate changes                                (5)           --           --
     Interest allocation                                        2             6           --
     Other                                                     (5)            1           (1)
--------------------------------------------------------------------------------------------
Provision (benefit) for income taxes before remeasurement of
     foreign deferred tax                                      68            96          (22)
Remeasurement of foreign deferred tax as required by SFAS
     No. 109                                                   (3)            6           --
--------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                          $65          $102         $(22)
--------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

8. ACCOUNTING CHANGES
--------------------------------------------------------------------------------

In December 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective January 1, 1997, resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior-period EPS data has been restated to conform to the provisions of this statement.

---------------------------------------------------------------------------------
                                                              1996          1995
---------------------------------------------------------------------------------
As reported:
     Net income per share of common stock before
      extraordinary item                                      $1.55         $1.54
     Extraordinary item                                          --          (.22)
---------------------------------------------------------------------------------
     Net income per share of common stock                     $1.55         $1.32
---------------------------------------------------------------------------------
As restated:
     Basic net income per share of common stock before
      extraordinary item                                      $1.56         $1.54
     Extraordinary item                                          --          (.22)
---------------------------------------------------------------------------------
     Basic net income per share of common stock               $1.56         $1.32
---------------------------------------------------------------------------------
     Diluted net income per share of common stock before
      extraordinary item                                      $1.55         $1.54
     Extraordinary item                                          --          (.22)
---------------------------------------------------------------------------------
     Diluted net income per share of common stock             $1.55         $1.32
---------------------------------------------------------------------------------

     In addition, in December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. These statements, when adopted, will not have a material effect on the Company's financial position or results of operations.
     In December 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," resulting in no material impact.

9. INCOME PER SHARE
--------------------------------------------------------------------------------

During 1995, 5,259,394 shares of Series B Preference Stock were converted to Common Stock and issued from treasury on a share-for-share basis. The Company has reserved 5,111,438 shares of Common Stock for issuance to the owners of its 7 1/2% Convertible Subordinated Debentures Due 2014 (Debentures). The Debentures are convertible into the Company's Common Stock at any time prior to maturity at $39.125 per share of Common Stock. The Debentures are not potential common shares for purposes of calculating income per share. If conversion of the Debentures was assumed to have occurred, the result would have been antidilutive to 1997, 1996 and 1995 net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997, 1996 and 1995.

-----------------------------------------------------------------------------------------------------
                                                                               1997
                                                              ---------------------------------------
                                                                Income         Shares       Per-Share
(Millions of Dollars, Except Per Share Amounts)               (Numerator)   (Denominator)    Amount
-----------------------------------------------------------------------------------------------------
BASIC EPS:
Income before extraordinary item                                 $172           105.6         $1.63
                                                                                            -------
EFFECT OF DILUTIVE SECURITIES:
Common Stock options*                                              --              .4
Debentures                                                         --              --
-----------------------------------------------------------------------------------------
DILUTED EPS:
Income before extraordinary item plus assumed conversions        $172           106.0         $1.62
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                               1996
                                                              ---------------------------------------
                                                                Income         Shares       Per-Share
(Millions of Dollars, Except Per Share Amounts)               (Numerator)   (Denominator)    Amount
-----------------------------------------------------------------------------------------------------
BASIC EPS:
Income before extraordinary item                                 $163           104.7         $1.56
                                                                                            -------
EFFECT OF DILUTIVE SECURITIES:
Common Stock options*                                              --              .2
Debentures                                                         --              --
-----------------------------------------------------------------------------------------
DILUTED EPS:
Income before extraordinary item plus assumed conversions        $163           104.9         $1.55
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                               1995
                                                              ---------------------------------------
                                                                Income         Shares       Per-Share
(Millions of Dollars, Except Per Share Amounts)               (Numerator)   (Denominator)    Amount
-----------------------------------------------------------------------------------------------------
BASIC EPS:
Income before extraordinary item                                 $158           102.4         $1.54
                                                                                            -------
EFFECT OF DILUTIVE SECURITIES:
Common Stock options*                                              --              --
Debentures                                                         --              --
-----------------------------------------------------------------------------------------
DILUTED EPS:
Income before extraordinary item plus assumed conversions        $158           102.4         $1.54
-----------------------------------------------------------------------------------------------------

* Common Stock options to purchase 1.6 million, 2.5 million and 2.3 million shares of Common Stock were outstanding but not included in the computation of diluted EPS at December 31, 1997, 1996 and 1995 because the various exercise prices of the options were greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

10. PROPERTIES, PLANTS AND EQUIPMENT
--------------------------------------------------------------------------------

At December 31, the Company's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

-----------------------------------------------------------------------------------
(Millions of Dollars)                                          1997           1996
-----------------------------------------------------------------------------------
Gross investment
     Proved properties                                        $5,443         $5,167
     Unproved properties                                         165            147
     Other                                                        18             40
-----------------------------------------------------------------------------------
                                                               5,626          5,354
-----------------------------------------------------------------------------------
Less accumulated depreciation, depletion and amortization
     Proved properties*                                        3,808          3,699
     Other                                                         7             28
-----------------------------------------------------------------------------------
                                                               3,815          3,727
-----------------------------------------------------------------------------------
Net investment                                                $1,811         $1,627
-----------------------------------------------------------------------------------

* Includes $122 million and $123 million for dismantlement, restoration and abandonment at December 31, 1997 and 1996.

11. ACCRUED LIABILITIES
--------------------------------------------------------------------------------

At December 31, the Company's accrued liabilities were comprised of the following:

-------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996
-------------------------------------------------------------------------------
Drilling and operating costs                                  $ 89         $ 90
Restructuring reserve (Note 6)                                  10           13
Interest payable                                                24           25
Employee related costs and benefits                             31           31
Royalties payable                                               16           24
Taxes payable                                                   65           39
Other                                                           22           29
-------------------------------------------------------------------------------
                                                              $257         $251
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

12. LONG-TERM DEBT
--------------------------------------------------------------------------------

At December 31, long-term debt consisted of the following:

-----------------------------------------------------------------------------------
(Millions of Dollars)                                          1997           1996
-----------------------------------------------------------------------------------
8.375% Notes Due 2004                                         $  150         $  150
8% Notes Due 2003                                                100            100
8.125% Notes Due 2005                                            150            150
10% Notes due 1999 and 2001 payable $100 in 1999 and $150 in
     2001                                                        250            250
7.50% Convertible Subordinated Debentures payable $10
     annually 1999 -- 2013 and $50 in 2014                       200            200
Medium Term Notes, variable and fixed interest rates ranging from 8.65% to 9.50% at December 31, 1997 due during
     1999 -- 2002                                                 28             28
9.50% Notes Due 1999                                             100            100
Commercial Paper, variable interest rate of 6.35% at
     December 31, 1997*                                           40             70
Variable interest rate (ranging from 6.10% to 6.62% at
     December 31, 1997) revolving credit facility (Revolver)     156             65
Capitalized lease obligations and other long-term debt due
     1998 -- 2002                                                 14             74
-----------------------------------------------------------------------------------
                                                               1,188          1,187
Less current portion                                               4              4
-----------------------------------------------------------------------------------
                                                              $1,184         $1,183
-----------------------------------------------------------------------------------

* Commercial paper matures in 37 days. Such debt is classified as long-term due to management's intention to continue to use it as a financing vehicle and the availability of credit under the Company's Revolver.

     Long-term debt maturities are $4 million, $229 million, $13 million, $163 million and $220 million for each of the years 1998 through 2002.
     In the fourth quarter of 1997, the Company replaced its $500 million borrowing-base credit facility with a new $500 million corporate credit facility which matures on October 17, 2002. As a result, the Company recognized an extraordinary loss of $2 million (net of $1 million of tax) from the write off of debt issuance costs. The new credit facility provides the Company with increased financial flexibility and less restrictive covenants, while lowering interest expense.
     The Company's long-term debt contains restrictive covenants, including a minimum tangible net worth requirement and a maximum total indebtedness to cash flow ratio. At December 31, 1997, the Company was in compliance with all of its debt covenants.
     The Company pays a commitment fee of 0.175 percent annually on the unused portion of its $500 million Revolver. At year end 1997, the unused portion was $318 million under such facility.
     On June 5, 1997, the Board of Directors of the Company authorized a plan to repurchase up to $50 million of its 7.50 percent Convertible Subordinated Debentures Due 1999 through 2014. The purchases, if and when made, will be in the open market from time to time depending on market conditions. There is no specific deadline for the program.
     During the third quarter of 1996, the Company issued $150 million 8.375 percent notes due July 15, 2004. The net proceeds of $149 million were used to refinance debt outstanding under the Company's Revolver, uncommitted lines of credit and commercial paper.
     During the fourth quarter of 1995, the Company repurchased its 10.375 percent debentures at a total cost of $149 million resulting in an after-tax extraordinary loss of $8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

     In the third quarter of 1995, as a result of the sale of the Company's interest in the U.K. Alba field, the Company was required by the holder to repay the 7.2 percent $100 million note, resulting in an after-tax extraordinary loss of $1 million.
     In the second quarter of 1995, the Company replaced its $620 million revolving credit facility with a $500 million Revolver resulting in an after-tax extraordinary loss of $14 million.

13. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

The Company has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1997, 1996 and 1995 was $25 million, $20 million and $41 million. Under contracts existing as of December 31, 1997, future minimum annual rental payments applicable to non-cancelable operating leases that have initial or remaining lease terms in excess of one year, less minimum rentals to be received under non-cancelable subleases, were as follows (in millions of dollars):

-----------------------------------------------------------------
Year ending December 31:
1998                                                          $10
1999                                                            8
2000                                                            7
2001                                                            8
2002                                                           13
Later years                                                    49
-----------------------------------------------------------------
                                                              $95
-----------------------------------------------------------------

     Minimum rentals to be received under non-cancelable subleases are $5 million, for each of the years 1998 through 2001 and none for the year 2002 and later years.
     Several legal and administrative proceedings are pending against the Company. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Company, management believes that any liabilities which may arise would not be material to the Company's financial position, results of operations or liquidity.

14. SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Effective in October 1988, 3,001,876 shares of Common Stock of the Company were issued to an operating partnership of the Partnership in exchange for certain assets, which shares have been deducted from the number of shares shown in the Consolidated Balance Sheets as outstanding. Such shares are not entitled to be voted at the annual meeting of shareholders. All other shares of Common Stock are entitled to one vote per share.
     On August 1, 1989, the Company privately placed $110 million of notes (ESOP Notes) pursuant to the provisions of the Oryx Energy Company Capital Accumulation Plan (CAP). The Company loaned the proceeds to the CAP which used the funds to purchase Common Stock of the Company. Prior to 1995 and resuming in 1997, the CAP made scheduled loan payments using Company contributions to the CAP. In 1995 and 1996, repayments were deferred pending a ruling requested from the Internal Revenue Service.
     The Company has 272,740,606 authorized shares of stock consisting of (i) 250,000,000 shares of Common Stock having a par value of $1.00 per share, (ii) 7,740,606 shares of Cumulative Preference Stock (Preference Stock) having a par value of $1.00 and a liquidation preference of $.001 per share and (iii) 15,000,000 shares of Preferred Stock (Preferred Stock) having a par value of $1.00 per share. As of December 31, 1997, there were 105,981,963 shares of Common Stock outstanding. There are two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

series of Preference Stock designated, of which there were no shares of Series B Preference Stock outstanding and 120,000 shares of Series A Preference Stock designated and reserved for issuance upon exercise of the Stock Purchase Rights, of which none were outstanding. The Preferred Stock was authorized by vote of the shareholders on May 5, 1992 and there are currently no shares of Preferred Stock designated or outstanding. In addition, on December 31, 1997 the Company had reserved for issuance 5,111,438 shares of Common Stock on conversion of the outstanding 7 1/2% Convertible Debentures and 2,027,356 shares of Common Stock upon the exercise of outstanding management options.

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

PREFERENCE STOCK
The Board is authorized by the Company's Certificate of Incorporation (Certificate) to issue Preference Stock in one or more series and to fix for each such series such qualifications, privileges, limitations, options, conversion rights and other special rights as are stated and adopted by the Board and as are permitted by the Certificate and the Delaware General Corporation Law, including the designation and number of shares issuable, the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions and liquidation values of each such series.
     Holders of Preference Stock are entitled to receive, when and as declared by the Board out of assets legally available for that purpose, annual cumulative dividends payable in quarterly installments. Unless full cumulative dividends on the Preference Stock have been paid, no dividend may be declared or paid on, or other distributions made upon, Preferred Stock or Common Stock, nor may any Preferred Stock or Common Stock be redeemed or purchased by the Company.
     Subject to certain conditions, the Company may redeem all or any part of the Preference Stock then outstanding.
     During 1995, the holders of Series B Preference Stock converted the remaining shares of Series B Preference Stock into Common Stock on a share-for-share basis.

PREFERRED STOCK
The Board is authorized by the Certificate to issue Preferred Stock in one or more series and to fix for each such series such qualifications, privileges, limitations, options, conversion rights and other special rights as are stated and adopted by the Board and as are permitted by the Certificate and the Delaware General Corporation Law, including the designation and number of shares issuable, the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions and liquidation values of each such series.
     Subject to the rights of holders of any class of Preference Stock, if any, the holders of Preferred Stock are entitled to receive dividends, when and as declared by the Board out of funds legally available for that purpose. As to dividends and rights upon liquidation, dissolution or winding up, the Preferred Stock will rank junior and subordinate to any series of Preference Stock and prior to the Common Stock.

RIGHTS
On September 11, 1990, the Board declared a dividend distribution of one Stock Purchase Right (Rights) on each outstanding share of Common Stock, payable September 28, 1990, to holders of record of the Common Stock on that date. The Rights are also issuable upon the issuance of additional shares of Common Stock prior to the time the Rights are redeemed or expire. Initially, the Rights are represented by the certificates for the Common Stock and trade only with the Common Stock. The Rights expire September 11, 2000 unless earlier redeemed by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

15. EMPLOYEE AND RETIREE BENEFIT PLANS
--------------------------------------------------------------------------------

DEFINED BENEFIT PENSION PLANS
The Company has noncontributory defined benefit plans which provide retirement benefits for most of its employees. Plan benefits are generally based on years of service, age at retirement and the employee's compensation. It is the Company's policy to fund defined benefit pension contributions, at a minimum, in accordance with the requirements of the Internal Revenue Code.
     The cost of the Company's primary defined benefit pension plans consisted of the following:

-----------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997          1996          1995
-----------------------------------------------------------------------------------------------
Service cost (cost of benefits earned during the year)        $   5         $   5         $   6
Interest cost on projected benefit obligation                    35            35            36
Actual return on plan assets                                    (78)          (53)          (85)
Net amortization and deferral*                                   34            11            47
-----------------------------------------------------------------------------------------------
Net periodic pension cost (benefit)**                         $  (4)        $  (2)        $   4
-----------------------------------------------------------------------------------------------

 * Estimated returns on assets are used in determining net periodic pension cost. Differences between estimated and actual returns are included in net amortization and deferral.
** Does not include $1 million curtailment loss in 1995 and $2 million and $4 million cost of special termination benefits due to the reduction in workforce in 1996 and 1995.

     The following table sets forth the funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31:

-----------------------------------------------------------------------------------------------------------------------
                                                                 1997                                 1996
                                                    ------------------------------       ------------------------------
                                                                        Plans in                             Plans in
                                                      Plans in            Which            Plans in            Which
                                                    Which Assets       Accumulated       Which Assets       Accumulated
                                                       Exceed           Benefits            Exceed           Benefits
                                                    Accumulated          Exceed          Accumulated          Exceed
(Millions of Dollars)                                 Benefits           Assets            Benefits           Assets
-----------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
     Vested                                            $(410)             $(90)             $(381)             $(83)
     Nonvested                                           (10)               (1)               (11)               --
-----------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                          (420)              (91)              (392)              (83)
Effect of projected future salary increases              (25)               (2)               (24)               (3)
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                            (445)              (93)              (416)              (86)
Less plan assets at fair value*                          499                --                457                --
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation less than (in excess
     of) plan assets                                      54               (93)                41               (86)
Unrecognized net transition obligation (asset)           (14)                7                (20)                9
Unrecognized prior service cost (benefit)                  2                --                  3                (1)
Unrecognized net loss                                     12                31                 16                26
Additional minimum liability                              --               (36)                --               (31)
-----------------------------------------------------------------------------------------------------------------------
Accrued pension asset (liability)**                    $  54              $(91)             $  40              $(83)
-----------------------------------------------------------------------------------------------------------------------

 * Plan assets consist principally of commingled trust funds, marketable equity securities, corporate and government debt securities and real estate. At December 31, 1997 and 1996, less than 1 percent of plan assets was invested in Common Stock of the Company.
** Accrued pension liability is included in "Accrued liabilities" and "Deferred
   Credits and Other Liabilities" in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

     As of December 31, 1997 and 1996, the projected benefit obligations were determined using assumed discount rates of 6.5 and 7.3 percent and a rate of compensation increase of 4 percent. The weighted average expected long-term rate of return on plan assets was 9.5 percent in 1997 and 1996. All of these rates are subject to change in the future as economic conditions change.

DEFINED CONTRIBUTION PENSION PLANS
Defined contribution plans, which are designed to provide retirement benefits, are available to substantially all employees. Contributions, which are principally based on employees' compensation, are expensed as incurred.
     At December 31, 1997, the principal defined contribution plan is CAP, which is a combined stock bonus and leveraged ESOP available to substantially all U.S. employees. The first 5 percent of employee contributions are matched by the Company at 110 percent up to the first $50,000 of employee base salary and at 100 percent thereafter. In 1995 and 1996, stock allocations to employees from the leveraged ESOP were suspended pending a ruling requested from the IRS; therefore, there was no debt service in the form of Company matching contributions made to the ESOP. Instead, Company matching contributions were made using Treasury Stock. Upon receipt of the IRS ruling, the Company in 1997, resumed contributions to CAP which have been used to repay the debt issued to fund the purchase of Common Stock held by the leveraged ESOP. Benefit expense recognized for defined contribution plans amounted to $3 million for each of the years 1997, 1996 and 1995.
     The Company's cash contributions to the ESOP were $11 million in 1997, with no contributions in 1996 and 1995 due to the suspension.

HEALTH CARE AND LIFE INSURANCE BENEFITS
The Company sponsors unfunded defined benefit health care and life insurance benefit plans to substantially all employees and retirees. Benefits under the health care plan are provided on a self-insured basis or through Health Maintenance Organizations. The health care plan provides comprehensive major medical coverage which integrates with Medicare and contains provisions for cost sharing with participants through contributions, coinsurance, deductibles and caps on employer costs. Benefits under the life insurance plan are provided through an insurance contract. The life insurance plan contains provisions for retiree cost sharing through contributions and provides benefits based on preretirement compensation with a scheduled reduction in benefits commencing at age 66 and termination of all benefits at age 70 for substantially all participants.
     The cost of health care and life insurance benefit plans was $12 million, $14 million and $15 million, of which $8 million, $10 million and $11 million was for retirees in 1997, 1996 and 1995. The Company uses the accrual accounting method in computing postretirement health care and life insurance benefit plan expense in accordance with SFAS No. 106.
     The cost, net of retiree contributions, of the postretirement health care and life insurance benefit plans calculated in accordance with the provisions of SFAS No. 106 is as follows:

--------------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996         1995
--------------------------------------------------------------------------------------------
Service cost (cost of benefits earned during the year)         $--         $ 1          $ 1
Interest cost on the accumulated postretirement benefit
  obligation                                                    6            6            7
Amortization of transition obligation                           2            3            3
Net amortization of other components                           --           --           --
--------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost*                      $8          $10          $11
--------------------------------------------------------------------------------------------

* Does not include $10 million curtailment loss due to the reduction in workforce in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

     The following table sets forth the funded status and amounts reported in the Company's Consolidated Balance Sheets at December 31:

-------------------------------------------------------------------------------
(Millions of Dollars)                                         1997         1996
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees                                                 $(69)        $(67)
     Active employees eligible to retire                        (3)          (3)
     Active employees not yet eligible to retire                (6)          (6)
-------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation            (78)         (76)
Less plan assets at fair value                                  --           --
-------------------------------------------------------------------------------
Accumulated obligation in excess of plan assets                (78)         (76)
Unrecognized net loss (gain)                                     1           (2)
Unrecognized prior service benefit                              --           --
Unrecognized transition obligation                              33           35
-------------------------------------------------------------------------------
Accrued postretirement benefit liability*                     $(44)        $(43)
-------------------------------------------------------------------------------

* Accrued postretirement benefit liability is included in "Accrued liabilities" and "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.

     The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan is approximately 6 percent. Health care cost trend rates for future years are assumed to gradually trend downward over a four year period to meet and thereafter parallel the projected rate of general inflation of 4.5 percent. A 1-percent increase in the assumed health care cost trend rates for future years would result in no significant increase in annual cost but an increase of $4 million in the accumulated postretirement benefit obligation for the Company's health care plan.
     The assumed discount rates used to measure the accumulated postretirement benefit obligation are 7.25 and 7.75 percent in 1997 and 1996. For the life insurance plan, an assumed rate of increase of compensation of 4 percent was used to measure the accumulated postretirement benefit obligation.

16. MANAGEMENT INCENTIVE PLANS
The principal management incentive plans are the 1997 Long-Term Incentive Plan (1997 LTIP), the 1992 Long-Term Incentive Plan (1992 LTIP) and the Long-Term Incentive Plan (LTIP). The LTIP provides that no awards may be granted after December 31, 1991 and was replaced by the 1992 LTIP effective January 1, 1992. All previous awards granted under both the LTIP and the 1992 LTIP remain in effect in accordance with their terms. The 1997 LTIP replaced the 1992 LTIP and became effective May 1, 1997. A maximum of 5,000,000 shares of Common Stock were authorized for issuance under the 1997 LTIP.
     Under the provisions of these plans, stock options, stock appreciation rights, restricted stock and limited rights were granted in various tandem combinations so that the exercise of any one of them will reduce, on a one-for-one basis, the tandem options or rights. In addition, certain stock options were granted which become exercisable (subject to the option vesting schedule) only upon the cancellation of the related performance shares for non-attainment of performance targets.
     The Company grants certain executives, key employees and directors stock option awards. The 1992 LTIP awards issued prior to 1997 vest ratably over four years, and those issued in 1997 vest ratably over three years. Options granted under the 1997 LTIP vest ratably over three years. Options granted to non-employee directors in 1997 vest 100 percent at the conclusion of their current term of office. Effective with 1996 grants, accelerated vesting is contingent on the Company's stock price performance over a specified period of time. The exercise price of each option, which has a 10-year life, is equal to the market price on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

The following table summarizes information with respect to Common Stock options awarded under the 1997 LTIP, the 1992 LTIP and the LTIP:

----------------------------------------------------------------------------------------------------------------------
                                          1997                                      1996                       1995
                         --------------------------------------    --------------------------------------    ---------
                                                       Weighted                                  Weighted
                          Shares                       Average      Shares                       Average      Shares
                           Under      Option Price     Exercise      Under      Option Price     Exercise      Under
                          Option        Per Share       Price       Option        Per Share       Price       Option
----------------------------------------------------------------------------------------------------------------------
Outstanding, January 1   2,695,584    $11.81-$44.13     $21.37     2,722,374    $11.81-$44.13     $22.88     2,456,103
Granted                    422,800    $24.25-$26.50     $24.44       444,150       $13.50         $13.50       407,350
Exercised                 (877,018)   $11.81-$26.00     $19.97      (207,524)   $11.81-$19.63     $15.49        --
Canceled                  (214,010)   $19.63-$44.13     $34.55      (263,416)   $11.81-$44.13     $28.39      (141,079)
----------------------------------------------------------------------------------------------------------------------
Outstanding, December
  31                     2,027,356    $11.81-$44.13     $21.21     2,695,584    $11.81-$44.13     $21.37     2,722,374
----------------------------------------------------------------------------------------------------------------------
Exercisable, December
  31                     1,350,031    $11.81-$44.13     $21.63     1,982,386    $11.81-$44.13     $23.88     1,713,446
----------------------------------------------------------------------------------------------------------------------
Available for grant,
    December 31*         4,914,000                                   674,720                                   978,663
----------------------------------------------------------------------------------------------------------------------
Weighted average fair
    value of options
    granted during the
    year**                               $11.65                                     $7.17
----------------------------------------------------------------------------------------------------------------------

-----------------------  -------------------------
                                   1995
                         -------------------------
                                          Weighted
                                          Average
                         Option Price     Exercise
                           Per Share       Price
-----------------------  -------------------------
Outstanding, January 1   $17.44-$44.13     $25.14
Granted                     $11.81         $11.81
Exercised                     --            --
Canceled                 $11.81-$44.13     $30.24
-----------------------------------------------------------
Outstanding, December
  31                     $11.81-$44.13     $22.88
---------------------------------------------------------------------
Exercisable, December
  31                     $11.81-$44.13     $26.64
-------------------------------------------------------------------------------
Available for grant,
    December 31*
-----------------------------------------------------------------------------------------
Weighted average fair
    value of options
    granted during the
    year**                   $6.93
---------------------------------------------------------------------------------------------------

 * Available for grant does not include 300,000 shares available for issue under the provisions of the Executive Variable Incentive Plan or 300,000 shares available under the provisions of the Equity and Deferred Compensation Plan for Non-Employee Directors approved by stockholders May 2, 1996.
** The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995 respectively: risk-free interest rate of 7.0, 6.0 and 7.9 percent; volatility of 30.8, 30.7 and 36.7 percent; no dividend yield; and expected life of 10, 9 and 8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY
     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------
                                                              1997          1996          1995
-----------------------------------------------------------------------------------------------
Net income (in millions)
     As reported                                              $ 170         $ 163         $ 135
     Proforma                                                 $ 168         $ 161         $ 134
As reported
     Basic net income per share                               $1.61         $1.56         $1.32
     Diluted net income per share                             $1.60         $1.55         $1.32
Proforma
     Basic net income per share                               $1.59         $1.55         $1.31
     Diluted net income per share                             $1.58         $1.54         $1.31
-----------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31, 1997:

-------------------------------------------------------------------------------------------------
                       Options Outstanding                               Options Exercisable
-----------------------------------------------------------------   -----------------------------
                                Weighted Average      Weighted                       Weighted
   Range of         Number         Remaining          Average         Number          Average
Exercise Prices   Outstanding   Contracted Life    Exercise Price   Exercisable   Exercise Prices
-------------------------------------------------------------------------------------------------
$11.81-$19.63      1,113,905           6.7             $15.47          857,380        $16.00
$24.16-$26.00        708,071           6.6             $25.04          287,271        $25.91
$36.00-$44.13        205,380           2.7             $39.13          205,380        $39.13
-------------------------------------------------------------------------------------------------
                   2,027,356           6.2             $21.21        1,350,031        $21.63
-------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

17. GEOGRAPHIC SEGMENT INFORMATION
--------------------------------------------------------------------------------

Sales of oil to the Company's top purchaser in 1997, 1996 and 1995 totaled approximately 15, 16 and 15 percent of oil revenue. Sales of gas to the Company's top purchaser in 1997, 1996 and 1995 totaled approximately 50, 50 and 12 percent of gas revenue. The Company believes that the loss of any major purchaser would not have a material adverse effect on the Company's business.
     Financial information by segment for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

-------------------------------------------------------------------------------------------------------------
                                                              United       United         Other
(Millions of Dollars)                                         States       Kingdom       Foreign       Total
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Revenues
     Oil and gas                                              $  746        $425           $42         $1,213
     Gain (loss) on sale of assets                                (5)          1            --             (4)
     Other                                                       (13)          1            --            (12)
-------------------------------------------------------------------------------------------------------------
Total Revenues                                                   728         427            42          1,197
-------------------------------------------------------------------------------------------------------------
Operating Expenses
     Operating costs                                             140         105            10            255
     Production taxes                                             41         114             6            161
     Exploration costs                                            63           6            11             80
     Depreciation, depletion and amortization                    214          88             9            311
     Miscellaneous                                                --           1             1              2
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         458         314            37            809
-------------------------------------------------------------------------------------------------------------
Operating Profit*                                             $  270        $113           $ 5            388
------------------------------------------------------------------------------------------------
     General and administrative expense                                                                   (58)
     Interest, net                                                                                        (93)
     Provision for income taxes                                                                           (68)
     Remeasurement of foreign deferred tax                                                                  3
     Extraordinary item                                                                                    (2)
                                                                                                       ------
Net Income                                                                                             $  170
                                                                                                       ------
Capital Expenditures                                          $  414**      $ 62           $47         $  523
-------------------------------------------------------------------------------------------------------------
Identifiable Assets                                           $1,649        $426           $33         $2,108
-------------------------------------------------------------------------------------------------------------

 * Provision for income taxes on 1997 operating profits, calculated at statutory rates, are $98 million, $35 million and $2 million for the United States, United Kingdom and Other Foreign.
** Includes capitalized interest of $16 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

-------------------------------------------------------------------------------------------------------------
                                                              United       United         Other
(Millions of Dollars)                                         States       Kingdom       Foreign       Total
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
Revenues
     Oil and gas                                              $  707        $411           $50         $1,168
     Gain (loss) on sale of assets                                (2)         --            --             (2)
     Other                                                       (21)          1             1            (19)
-------------------------------------------------------------------------------------------------------------
Total Revenues                                                   684         412            51          1,147
-------------------------------------------------------------------------------------------------------------
Operating Expenses
     Operating costs                                             144          84            11            239
     Production taxes                                             40         108            12            160
     Exploration costs                                            45           4             7             56
     Depreciation, depletion and amortization                    181          85            10            276
     Miscellaneous                                                --           1             1              2
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         410         282            41            733
-------------------------------------------------------------------------------------------------------------
Operating Profit*                                             $  274        $130           $10            414
------------------------------------------------------------------------------------------------
     General and administrative expense                                                                   (58)
     Interest, net                                                                                        (91)
     Provision for income taxes                                                                           (96)
     Remeasurement of foreign deferred tax                                                                 (6)
                                                                                                       ------
Net Income                                                                                             $  163
                                                                                                       ------
Capital Expenditures                                          $  318**      $143           $23         $  484
-------------------------------------------------------------------------------------------------------------
Identifiable Assets                                           $1,479        $428           $28         $1,935
-------------------------------------------------------------------------------------------------------------

 * Provision for income taxes on 1996 operating profits, calculated at statutory rates, are $99 million, $43 million and $3 million for the United States, United Kingdom and Other Foreign.
** Includes capitalized interest of $17 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

-------------------------------------------------------------------------------------------------------------
                                                              United       United         Other
(Millions of Dollars)                                         States       Kingdom       Foreign       Total
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995
Revenues
     Oil and gas                                              $  571        $377           $66         $1,014
     Gain (loss) on sale of assets                               (15)        122            17            124
     Other                                                       (15)          5             1             (9)
-------------------------------------------------------------------------------------------------------------
Total Revenues                                                   541         504            84          1,129
-------------------------------------------------------------------------------------------------------------
Operating Expenses
     Operating costs                                             164         150            16            330
     Production taxes                                             33          49            23            105
     Exploration costs                                            44           8             7             59
     Depreciation, depletion and amortization                    166          96            14            276
     Miscellaneous                                                 1           5             2              8
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         408         308            62            778
-------------------------------------------------------------------------------------------------------------
Operating Profit*                                             $  133        $196           $22            351
------------------------------------------------------------------------------------------------
     General and administrative expense                                                                   (64)
     Interest, net                                                                                       (126)
     Provision for restructuring                                                                          (25)
     Benefit for income taxes                                                                              22
     Extraordinary item                                                                                   (23)
                                                                                                       ------
Net Income                                                                                             $  135
                                                                                                       ------
Capital Expenditures                                          $  208**      $ 37           $28         $  273
-------------------------------------------------------------------------------------------------------------
Identifiable Assets                                           $1,221        $410           $35         $1,666
-------------------------------------------------------------------------------------------------------------

 * Provision for income taxes on 1995 operating profits, calculated at statutory rates, are $48 million, $65 million and $12 million for the United States, United Kingdom and Other Foreign.
** Includes capitalized interest of $10 million.

18. STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

Amounts paid for interest and income taxes were as follows:

----------------------------------------------------------------------------------------
(Millions of Dollars)                                         1997       1996       1995
----------------------------------------------------------------------------------------
Interest paid (net of capitalized interest)                   $100       $95        $144
Income taxes paid (refunded)                                  $ 33       $41        $(15)
----------------------------------------------------------------------------------------

     During 1996, the Company recognized deferred tax liabilities of $11 million associated with the acquisition of additional interests in the U.K. North Sea.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ORYX ENERGY COMPANY

19. DEFERRED CREDITS AND OTHER LIABILITIES
--------------------------------------------------------------------------------

At December 31, the Company's deferred credits and other liabilities were comprised of the following:

-----------------------------------------------------------------------------
(Millions of Dollars)                                         1997       1996
-----------------------------------------------------------------------------
Employee benefit obligations                                  $ 73       $ 81
Deferred gains on interest rate hedges                           5         15
Minority interest in consolidated subsidiaries                  20         18
Accrued environmental cleanup costs                             15         20
Other                                                           37         22
-----------------------------------------------------------------------------
                                                              $150       $156
-----------------------------------------------------------------------------

     Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Company has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. At two of these sites, the Company has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Company is reviewing its options and anticipates that it will participate in steering committee activities with the EPA. At the fourth and largest site, the Operating Industries, Inc. site in California, the Company has participated in a steering committee consisting of 139 companies. The steering committee and other PRPs previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance. The Company is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Company's share is expected to be approximately $11 million. Cleanup costs are payable over the period that the work is completed.
     Based on the facts outlined above and the Company's ongoing analyses of the actions where it has been identified as a PRP, the Company believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs therefore will not have a material impact on the Company's liquidity, capital resources or financial condition. While liability at superfund sites is typically joint and several, the Company has no reason to believe that defaults by other PRPs will result in liability of the Company materially larger than expected.
     In October 1996, Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" was issued. It required companies to recognize the costs of environmental remediation on an accrual basis. The Company was and continues to recognize the costs required by the SOP, therefore, adoption in 1997 had no material impact on its financial position or results of operations.

REPORT OF INDEPENDENT ACCOUNTANTS
ORYX ENERGY COMPANY

To the Shareholders and Board of Directors, Oryx Energy Company:

     We have audited the accompanying consolidated balance sheets of Oryx Energy Company and its Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity (deficit) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oryx Energy Company and its Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ COOPERS & LYBRAND L.L.P.
                                        ----------------------------------------

Dallas, Texas
February 17, 1998

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION (UNAUDITED)
ORYX ENERGY COMPANY

OIL AND GAS DATA
--------------------------------------------------------------------------------

CAPITALIZED COSTS

-------------------------------------------------------------------------------------------------------------
                                                              United       United         Other
(Millions of Dollars)                                         States       Kingdom       Foreign       Total
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Proved properties                                             $3,899       $1,398         $146         $5,443
Unproved properties                                               75           80           10            165
-------------------------------------------------------------------------------------------------------------
Total capitalized costs                                        3,974        1,478          156          5,608
Less accumulated depreciation, depletion and amortization      2,711        1,051           46          3,808
-------------------------------------------------------------------------------------------------------------
Net capitalized costs                                         $1,263       $  427         $110         $1,800
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
Proved properties                                             $3,721       $1,334         $112         $5,167
Unproved properties                                               59           87            1            147
-------------------------------------------------------------------------------------------------------------
Total capitalized costs                                        3,780        1,421          113          5,314
Less accumulated depreciation, depletion and amortization      2,699          962           38          3,699
-------------------------------------------------------------------------------------------------------------
Net capitalized costs                                         $1,081       $  459         $ 75         $1,615
-------------------------------------------------------------------------------------------------------------

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

-------------------------------------------------------------------------------------------------------------
                                                              United       United         Other
(Millions of Dollars)                                         States       Kingdom       Foreign       Total
-------------------------------------------------------------------------------------------------------------
1997
Property acquisition costs:
     Proved                                                   $    9       $    2         $ --         $   11
     Unproved                                                     32           --           --             32
Exploration costs                                                 91            3           22            116
Development costs                                                299*          60           29            388
-------------------------------------------------------------------------------------------------------------
                                                              $  431       $   65         $ 51         $  547
-------------------------------------------------------------------------------------------------------------
1996
Property acquisition costs:
     Proved                                                   $    6       $   94         $ --         $  100
     Unproved                                                     24           --           --             24
Exploration costs                                                 47            5           14             66
Development costs                                                244*          51           15            310
-------------------------------------------------------------------------------------------------------------
                                                              $  321       $  150         $ 29         $  500
-------------------------------------------------------------------------------------------------------------
1995
Property acquisition costs:
     Proved                                                   $    6       $   --         $ --         $    6
     Unproved                                                      6           --           --              6
Exploration costs                                                 41            8           10             59
Development costs                                                167*          37           25            229
-------------------------------------------------------------------------------------------------------------
                                                              $  220       $   45         $ 35         $  300
-------------------------------------------------------------------------------------------------------------

* Excludes capitalized interest of $16 million, $17 million and $10 million for 1997, 1996 and 1995.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION (UNAUDITED)
ORYX ENERGY COMPANY

EXPLORATION COSTS

------------------------------------------------------------------------------------------------------------
                                                              United       United         Other
(Millions of Dollars)                                         States       Kingdom       Foreign       Total
------------------------------------------------------------------------------------------------------------
1997
Dry hole costs                                                 $24           $--           $ 4          $28
Leasehold impairment                                             4             4            --            8
Geological and geophysical                                      32             1             7           40
Other                                                            3             1            --            4
------------------------------------------------------------------------------------------------------------
                                                               $63           $ 6           $11          $80
------------------------------------------------------------------------------------------------------------
1996
Dry hole costs                                                 $18           $--           $--          $18
Leasehold impairment                                             2            --            --            2
Geological and geophysical                                      23             4             7           34
Other                                                            2            --            --            2
------------------------------------------------------------------------------------------------------------
                                                               $45           $ 4           $ 7          $56
------------------------------------------------------------------------------------------------------------
1995
Dry hole costs                                                 $12           $--           $--          $12
Leasehold impairment                                             9            --            --            9
Geological and geophysical                                      22             8             6           36
Other                                                            1            --             1            2
------------------------------------------------------------------------------------------------------------
                                                               $44           $ 8           $ 7          $59
------------------------------------------------------------------------------------------------------------

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES
Proved reserve quantities were based on estimates prepared by Company engineers in accordance with guidelines established by the Securities and Exchange Commission and were reviewed by Gaffney, Cline & Associates, Inc., independent petroleum engineers. The Company considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.
     There has been no favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1997. The Company has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION (UNAUDITED)
ORYX ENERGY COMPANY

PROVED RESERVES
--------------------------------------------------------------------------------

                                                                           Recoverable Natural
                                            Crude Oil and Condensate           Gas Liquids                  Natural Gas
                                              (Millions of Barrels)       (Millions of Barrels)       (Billions of Cubic Feet)
                                          -----------------------------   ----------------------   ------------------------------
                                                         Other                    Other                            Other
                                          U.S.   U.K.   Foreign   Total   U.S.   Foreign   Total   U.S.*   U.K.   Foreign   Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994              203    174       76      453     21      --       21     1,333    187      --     1,520
Revisions of previous estimates            (6)     1       (1)      (6)     3      --        3        62      5      --        67
Improved recovery                           5     --       --        5     --      --       --         1     --      --         1
Purchases of minerals in place              1     --       --        1     --      --       --         4     --      --         4
Sales of minerals in place                (10)   (54)     (36)    (100)    (4)     --       (4)      (56)  (149)     --      (205)
Extensions and discoveries                 12     --        3       15     --      --       --       125     --      --       125
Production                                (17)   (20)      (5)     (42)    (2)     --       (2)     (171)   (18)     --      (189)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995              188    101       37      326     18      --       18     1,298     25      --     1,323
Revisions of previous estimates             9      5       (1)      13      2      --        2       (22)    --      --       (22)
Improved recovery                           1     --       --        1     --      --       --        --     --      --        --
Purchases of minerals in place              3     29       --       32     --      --       --         8      2      --        10
Sales of minerals in place                 (3)    --       --       (3)    --      --       --       (32)    --      --       (32)
Extensions and discoveries                  5      7       24       36      2      10       12       102      1      --       103
Production                                (16)   (20)      (4)     (40)    (2)     --       (2)     (180)    (3)     --      (183)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              187    122       56      365     20      10       30     1,174     25      --     1,199
Revisions of previous estimates             4     10       --       14      2      --        2        (9)    (7)     --       (16)
Improved recovery                           3     --       --        3      1      --        1        11     --      --        11
Purchases of minerals in place              4     --       --        4      1      --        1        19     --      --        19
Sales of minerals in place                 --     --       --       --     --      --       --        (3)    --      --        (3)
Extensions and discoveries                 20      1        3       24      1       2        3       192     --     210       402
Production                                (17)   (22)      (3)     (42)    (3)     --       (3)     (179)    (4)     --      (183)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997              201    111       56      368     22      12       34     1,205     14     210     1,429
---------------------------------------------------------------------------------------------------------------------------------
PROVED DEVELOPED RESERVES AT DECEMBER 31
1994                                      130    112       31      273     16      --       16       907    143      --     1,050
1995                                      116     80       13      209     13      --       13       881     15      --       896
1996                                      118     96       19      233     14      --       14       816     21      --       837
1997                                      122     82       19      223     16      --       16       757     14      --       771
---------------------------------------------------------------------------------------------------------------------------------

* Natural gas reserve volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable downstream. Such recoverable liquids also have been included in natural gas liquids reserve volumes.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION (UNAUDITED)
ORYX ENERGY COMPANY

STANDARDIZED MEASURE
The standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes is presented in accordance with the provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Company cautions against viewing this information as a forecast of future economic conditions or revenues.
     The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs, year-end statutory tax rates adjusted for future tax rates already legislated and a 10 percent annual discount rate. The year-end realized prices were $16.21, $23.18 and $17.95 per barrel of oil and $2.45, $4.05 and $2.27 per mcf of gas for 1997, 1996 and 1995.

---------------------------------------------------------------------------------------------------------------
                                                              United        United         Other
(Millions of Dollars)                                         States        Kingdom       Foreign        Total
---------------------------------------------------------------------------------------------------------------
1997
Future cash inflows                                           $ 6,599       $ 2,219       $ 1,586       $10,404
Future production and development costs                        (2,533)       (1,865)       (1,147)       (5,545)
Future income tax expenses                                     (1,294)          (16)         (139)       (1,449)
---------------------------------------------------------------------------------------------------------------
Future net cash flows                                           2,772           338           300         3,410
Discount at 10 percent                                         (1,068)          (90)         (196)       (1,354)
---------------------------------------------------------------------------------------------------------------
Standardized measure                                          $ 1,704       $   248       $   104       $ 2,056
---------------------------------------------------------------------------------------------------------------
1996
Future cash inflows                                           $ 9,480       $ 3,223       $ 1,351       $14,054
Future production and development costs                        (2,623)       (2,247)         (694)       (5,564)
Future income tax expenses                                     (2,326)         (275)         (237)       (2,838)
---------------------------------------------------------------------------------------------------------------
Future net cash flows                                           4,531           701           420         5,652
Discount at 10 percent                                         (1,739)         (152)         (270)       (2,161)
---------------------------------------------------------------------------------------------------------------
Standardized measure                                          $ 2,792       $   549       $   150       $ 3,491
---------------------------------------------------------------------------------------------------------------

SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE

---------------------------------------------------------------------------------------
(Millions of Dollars)                                          1997      1996     1995
---------------------------------------------------------------------------------------
Balance, beginning of year                                    $ 3,491   $2,057   $2,030
Increase (decrease) in discounted future net cash flows:
     Sales of oil and gas production, net of related costs       (797)    (769)    (579)
     Revisions to estimates of proved reserves:
          Prices net of production taxes                       (2,612)   1,834      588
          Development costs                                      (219)     (64)      20
          Production costs                                         29      125      150
          Quantities                                               44       91       71
          Other                                                   (19)    (232)    (140)
     Extensions, discoveries and improved recovery, less
      related costs                                               370      504      345
     Development costs incurred during the period                 388      310      229
     Purchases of reserves in place                                26      208       12
     Sales of reserves in place                                    (1)      (9)    (536)
     Accretion of discount                                        498      283      219
     Income taxes                                                 858     (847)    (352)
---------------------------------------------------------------------------------------
Balance, end of year                                          $ 2,056   $3,491   $2,057
---------------------------------------------------------------------------------------

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION (UNAUDITED)
ORYX ENERGY COMPANY

QUARTERLY FINANCIAL INFORMATION

-----------------------------------------------------------------------------------------------------------------
                                                                          Quarter Ended
                                                         -----------------------------------------------
(Millions of Dollars, Except Per Share Amounts)          March 31   June 30   September 30   December 31   Total
-----------------------------------------------------------------------------------------------------------------
Revenue:
     1997                                                  $335      $274         $287          $ 301      $1,197
-----------------------------------------------------------------------------------------------------------------
     1996                                                  $247      $253         $289          $ 358      $1,147
-----------------------------------------------------------------------------------------------------------------
Gross profit:*
     1997                                                  $141      $ 78         $ 98          $  91      $  408
-----------------------------------------------------------------------------------------------------------------
     1996                                                  $ 91      $ 83         $108          $ 157      $  439
-----------------------------------------------------------------------------------------------------------------
Net income:
     1997
          Before extraordinary item                        $ 66      $ 23         $ 42          $  41      $  172
          Extraordinary item                                 --        --           --             (2)         (2)
-----------------------------------------------------------------------------------------------------------------
                                                           $ 66      $ 23         $ 42          $  39      $  170
-----------------------------------------------------------------------------------------------------------------
     1996                                                  $ 32      $ 28         $ 40          $  63      $  163
-----------------------------------------------------------------------------------------------------------------
Net income per share of common stock (as reported):
     1997                                                  $.62      $.22         $.40
------------------------------------------------------------------------------------------
     1996                                                  $.31      $.27         $.38          $ .60      $ 1.55
-----------------------------------------------------------------------------------------------------------------
Basic net income per share of common stock (as
  restated):**
     1997
          Before extraordinary item                        $.63      $.22         $.40          $ .39      $ 1.63
          Extraordinary item                                 --        --           --           (.02)       (.02)
-----------------------------------------------------------------------------------------------------------------
                                                           $.63      $.22         $.40          $ .37      $ 1.61
-----------------------------------------------------------------------------------------------------------------
     1996                                                  $.31      $.27         $.38          $ .60      $ 1.56
-----------------------------------------------------------------------------------------------------------------
Diluted net income per share of common stock (as
  restated):**
     1997
          Before extraordinary item                        $.61      $.22         $.40          $ .39      $ 1.62
          Extraordinary item                                 --        --           --           (.02)       (.02)
-----------------------------------------------------------------------------------------------------------------
                                                           $.61      $.22         $.40          $ .37      $ 1.60
-----------------------------------------------------------------------------------------------------------------
     1996                                                  $.31      $.27         $.38          $ .60      $ 1.55
-----------------------------------------------------------------------------------------------------------------

 * Gross profit equals oil and gas revenues plus gas plant margins less production cost, exploration cost and depreciation, depletion and amortization.

** See Note 8

ORYX ENERGY COMPANY

DIRECTORS OF ORYX ENERGY COMPANY

JERRY W. BOX
President and Chief Operating Officer

WILLIAM E. BRADFORD
Dresser Industries, Inc.
Chairman and Chief Executive Officer

SYLVIA A. EARLE
Deep Ocean Exploration and Research, Inc.
Chair

DAVID C. GENEVER-WATLING
SMG Management L.L.C.
Managing Director

ROBERT B. GILL
J.C. Penney Company, Inc.
Retired Vice Chairman of the Board and Chief Operating Officer

DAVID S. HOLLINGSWORTH
Hercules Incorporated
Retired Chairman of the Board and Chief Executive Officer

ROBERT L. KEISER
Chairman of the Board and Chief Executive Officer

EDWARD W. MONEYPENNY
Executive Vice President, Finance, and Chief Financial Officer

CHARLES H. PISTOR, JR.
Southern Methodist University
Retired Vice Chair

PAUL R. SEEGERS
Seegers Enterprises
President
Centex Corporation
Retired Chairman of the Board and Chief Executive Officer

IAN L. WHITE-THOMSON
U.S. Borax Inc.
Chairman, President and Chief Executive Officer

COMMITTEES OF THE BOARD

AUDIT COMMITTEE
Paul R. Seegers, Chairman
William E. Bradford
Sylvia A. Earle
Robert B. Gill
Ian L. White-Thomson

BOARD POLICY AND NOMINATING COMMITTEE
Charles H. Pistor, Jr., Chairman
William E. Bradford
Sylvia A. Earle
David S. Hollingsworth
Paul R. Seegers

COMPENSATION COMMITTEE
Robert B. Gill, Chairman
David C. Genever-Watling
David S. Hollingsworth
Charles H. Pistor, Jr.
Ian L. White-Thomson

EXECUTIVE COMMITTEE
Robert L. Keiser, Chairman
Jerry W. Box
William E. Bradford
Edward W. Moneypenny
Charles H. Pistor, Jr.

MLP COMMITTEE
Jerry W. Box
Robert L. Keiser
Edward W. Moneypenny

PRINCIPAL OFFICERS OF ORYX ENERGY COMPANY

MARION E. ANGLIN
Vice President, Worldwide Exploration

JERRY W. BOX
President and Chief Operating Officer

WARREN A. BRYAN
Vice President, US Onshore Operations

SHERRI T. DURST
General Auditor

STEVEN J. FLOWERS
Vice President and Treasurer

DAVID A. HAGER
Vice President, US Offshore Operations

FRANCES G. HEARTWELL
Vice President, Human Resources and Administration

PATRICIA L. HORSFALL
Vice President, UK Operations and
Managing Director, Oryx UK Limited

ROBERT L. KEISER
Chairman of the Board and Chief Executive Officer

WILLIAM C. LEMMER
Vice President, General Counsel and Secretary

EDWARD W. MONEYPENNY
Executive Vice President, Finance, and Chief Financial Officer

ROBERT L. THOMPSON
Vice President, Planning and Controller

                                 EXHIBIT INDEX

                                                  DESCRIPTION
                                                  -----------
           *3.1           -- Restated Certificate of Incorporation of the Registrant,
                             as currently in effect
          **3.2           -- Amended and Restated Bylaws of the Registrant, as
                             currently in effect
         ***4.1           -- Form of Common Stock of the Registrant
        ****4.2           -- Rights Agreement dated as of September 11, 1990, between the Registrant and Manufacturers Hanover Trust Company
           +4.3           -- Indenture dated as of September 11, 1990, between the
                             Registrant and Manufacturers Hanover Trust Company
          ++4.4           -- First Supplemental Indenture by and between The Bank of
                             New York and the Registrant
        +++10.1           -- Second Amended and Restated Agreement of Limited
                             Partnership of Sun Energy Partners, L.P.
        +++10.2           -- Agreement of Limited Partnership of Sun Operating Limited
                             Partnership, as amended
          n10.3     +     -- Registrant's Equity and Deferred Compensation Plan for
                             Non-Employee Directors
          n10.4     +     -- Registrant's Executive Variable Incentive Plan
       ++++10.5           -- Registrant's Pension Restoration Plan
         ++10.5a          -- Amendment to Registrant's Pension Restoration Plan
       ++++10.6     +     -- Registrant's Executive Retirement Plan As Amended and
                             Restated as of January 1, 1995
       ++++10.6a    +     -- Amendment No. One to Registrant's Executive Retirement
                             Plan As Amended and Restated Effective January 1, 1995
          n10.6b    +     -- Amendment No. Two to Registrant's Executive Retirement
                             Plan As Amended and Restated Effective January 1, 1995
           10.6c    +     -- Amendments No. Three and Four to Registrant's Executive
                             Retirement Plan As Amended and Restated Effective January
                             1, 1995
     ++++++10.7     +     -- Registrant's Executive Long-Term Incentive Plan
   ++++++++10.7a    +     -- Amendment to Registrant's Executive Long-Term Incentive
                             Plan, dated February 1, 1989
   ++++++++10.7b    +     -- Amendment to Registrant's Executive Long-Term Incentive
                             Plan, dated February 6, 1989
          m10.8     +     -- Registrant's 1992 Long-Term Incentive Plan As Amended
                             Through December 2, 1993 and Restated
          n10.8a    +     -- Amendment to Registrant's 1992 Long-Term Incentive Plan
                             As Amended Through December 2, 1993 and Restated
                             Effective as of September 4, 1996
       ++++10.9     +     -- Registrant's Savings Restoration Plan As Amended and
                             Restated as of September 6, 1995
       ++++10.10    +     -- Registrant's Executive Deferred Compensation Plan as
                             Amended and Restated as of September 6, 1995
       ++++10.11    +     -- Registrant's Deferred Compensation and Benefits Trust
       ++++10.12          -- Registrant's Special Employee Severance Plan
          m10.13    +     -- Registrant's Amended and Restated Special Executive
                             Severance Plan
         nn10.14    +     -- Registrant's 1997 Long-Term Incentive Plan

                                                  DESCRIPTION
                                                  -----------
        nnn10.15          -- Oryx Energy Company $500,000,000 Revolving Credit and
                             Competitive Bid Facility October 17, 1997
           12             -- Computation of Consolidated Ratio of Earnings to Fixed
                             Charges and Earnings to Fixed Charges and Preferred Stock
                             Dividend Requirements
       mmmm19             -- Distribution Agreement dated August 28, 1991 relating to
                             Medium-Term Notes, Series A
           21             -- Subsidiaries
           23             -- Consent of Coopers & Lybrand L.L.P.
           24             -- Power of Attorney
           27             -- Financial Data Schedule
--------------------------------------------------------------------------------------

     *Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1992 (File No. 1-10053) filed with the Commission on May 15, 1992.

    **Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1990 (File No. 1-10053) filed with the Commission on November 14, 1990.

   ***Incorporated by reference to the Registrant's Form 8-K (File No. 1-10053) filed with the Commission on September 25, 1990.

   ****
      Incorporated by reference to the Registrant's Registration Statement on Form 8-A (File No. 1-10053) filed with the Commission on September 19, 1990.

     +Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-24214) filed with the Commission on September 8, 1988.

    ++Incorporated by reference to the Registrant's Amendment No. 2 on Form S-3
      (File No. 33-33361) filed with the Commission on June 29, 1990.

   +++Incorporated by reference to the Form SE of Sun Energy Partners, L.P.
      filed with the Commission on March 20, 1986.

     +Management contracts or compensatory plan or arrangement required to be filed as an exhibit hereto.

  ++++Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-27723) filed with the Commission on March 22, 1989.

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

     nIncorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-10053) filed with the Commission on March 26, 1997.

    nnIncorporated by reference to the Registrant's definitive Proxy Statement dated March 26, 1997 (File No. 1-10053) filed with the Commission on April 2, 1997.

   nnnIncorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1997 (File No. 1-10053) filed with the Commission on November 7, 1997.