Form 10-Q
period 1998-03-31
ORYX ENERGY CO
filed 1998-05-04
CIK 836442

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1998

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



     The number of shares of common stock, $1 par value, outstanding on March 31, 1998 was 106,160,244.

PAGE 2
                         ORYX ENERGY COMPANY


                                INDEX



                                                          Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 1998
          and 1997 ..................................      3

          Condensed Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997 ......      4

          Condensed Consolidated Statements of Cash
          Flows for the Three Months Ended March 31,
          1998 and 1997 .............................      5

          Notes to Condensed Consolidated Financial
          Statements ................................      6

          Report of Independent Accountants .........     10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ................................     11

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ..........     14

SIGNATURE ..............................................  15

PAGE 3

                               PART I
                        FINANCIAL INFORMATION

Item 1.  Financial Statements

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    For the Three Months
(Millions of Dollars, Except                           Ended March 31
Per Share Amounts)                                     1998       1997
                                                          (Unaudited)
Revenues
  Oil and gas                                          $215       $342
  Other                                                   8         (7)
                                                       ----       ----
                                                        223        335
                                                       ----       ----
Costs and Expenses
  Operating costs                                        56         69
  Production taxes                                       11         39
  Exploration costs                                      49         14
  Depreciation, depletion and amortization               70         79
  General and administrative expense                     13         15
  Interest and debt expense                              27         27
  Interest capitalized                                   (5)        (5)
                                                       ----       ----
                                                        221        238
                                                       ----       ----
Income Before Provision (Benefit) for Income Taxes        2         97
Provision (Benefit) for Income Taxes (Note 3)            (2)        35
Remeasurement of Foreign Deferred Tax
  (Note 3)                                                1         (4)
                                                       ----       ----

Net Income                                               $3        $66
                                                       ====       ====
Basic Net Income Per Share of Common Stock (Note 4)    $.02       $.63
                                                       ====       ====
Diluted Net Income Per Share of Common Stock (Note 4)  $.02       $.61
                                                       ====       ====
Weighted Average Number of  Basic Common Shares
    Outstanding (in millions)                         106.1      105.3
                                                      =====      =====

                      (See Accompanying Notes)

PAGE 4

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    March 31   December 31
(Millions of Dollars)                                 1998         1997
                                                   (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                         $    8       $   10
  Accounts receivable and other current
    assets                                             241          228
                                                    ------       ------
Total Current Assets                                   249          238
Properties, Plants and Equipment (Note 5)            1,908        1,811
Deferred Charges and Other Assets                       62           59
                                                    ------       ------

Total Assets                                        $2,219       $2,108
                                                    ======       ======
Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                  $  194       $  121
  Accrued liabilities                                  238          257
  Current portion of long-term debt                     19            4
                                                    ------       ------
Total Current Liabilities                              451          382
Long-Term Debt                                       1,233        1,184
Deferred Income Taxes                                  239          235
Deferred Credits and Other Liabilities                 131          150
Shareholders' Equity (Note 6)
  Common stock, par value $1 per share                 124          124
  Additional paid-in capital                         1,821        1,821
  Accumulated deficit                                 (742)        (740)
                                                    ------       ------
                                                     1,203        1,205

  Less:  Common stock in treasury, at cost            (943)        (952)
         Loan to ESOP                                  (95)         (96)
                                                    ------       ------
Shareholders' Equity                                   165          157
                                                    ------       ------
Total Liabilities and Shareholders'
  Equity                                            $2,219       $2,108
                                                    ======        ======

The successful efforts method of accounting is followed.

                      (See Accompanying Notes)

PAGE 5

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       For the Three Months
                                                           Ended March 31
(Millions of Dollars)                                      1998      1997
                                                            (Unaudited)
Cash and Cash Equivalents From Operating Activities
  Net income                                              $   3     $  66
  Adjustments to reconcile net income to
    net cash flow from operating activities:
     Depreciation, depletion and amortization                70        79
     Dry hole costs and leasehold impairment                 30         2
     Gain on sale of assets, net of taxes                    (3)        -
     Deferred income taxes                                    -         8
     Remeasurement of foreign deferred tax                    1        (4)
     Other                                                   (1)        4
                                                          -----     -----
                                                            100       155

     Changes in working capital:
       Accounts receivable and
         other current assets                               (13)       61
       Accounts payable and accrued
         liabilities                                         52        (2)
                                                          -----     -----
Net Cash Flow Provided From Operating
       Activities                                           139       214
                                                          -----     -----
Investing Activities
  Capital expenditures                                     (193)     (117)
  Other                                                     (14)      (25)
                                                          -----     -----
Net Cash Flow Used For Investing
       Activities                                          (207)     (142)
                                                          -----     -----
Financing Activities
  Proceeds from borrowings                                  106        15
  Repayments of long-term debt                              (42)      (90)
  Proceeds from sale of treasury stock                        2         5
                                                          -----     -----

 Net Cash Flow Provided From (Used For)
       Financing Activities                                  66       (70)
                                                          -----     -----
Changes In Cash and Cash Equivalents                         (2)        2
Cash and Cash Equivalents at Beginning
       of Period                                             10         9
                                                          -----     -----
Cash and Cash Equivalents at End
       of Period                                           $  8      $ 11
                                                          =====     =====

                      (See Accompanying Notes)

PAGE 6
                         ORYX ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-
     K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year 1998. Certain items in the period ended March 31, 1997 have been reclassified to conform to the 1998 presentation.

     The Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 128, "Earnings per Share," effective January 1, 1997. As a result, earnings per share for the first quarter ended March 31, 1997 have been restated to conform to the provisions of this statement. In addition, the Company adopted SFAS No 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income and net income are identical for the period ended March 31, 1998.

     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                Three Months Ended March 31
                                      1998         1997
                                   (Millions of Dollars)
     Interest paid (net of
        capitalized amounts)        $  18         $  19
     Income taxes paid              $   1         $  18

2.   Provision for Restructuring

     In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions.

     The costs of the 1995 restructuring were complete at December 31, 1996 except for costs associated with an office lease obligation which existed prior to the commitment date that has no economic benefit to the Company. During the period ended March 31, 1998, $1 million of costs associated with this lease were incurred, and at March 31, 1998, $9 million of this provision remains.

PAGE 7
                         ORYX ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                             (continued)


3.   Income Taxes

     The Company's provisions for income taxes for the three months ended March 31, 1998 and 1997 reflect a provision (benefit) of $(2) million and $35 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     Deferred income taxes are provided to reflect the tax consequences in future periods of differences between financial statements and tax basis of assets and liabilities at period end in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
     109). The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company. Earnings have decreased $1 million and increased $4 million for the three months ended March 31, 1998 and 1997 from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

PAGE 8
                         ORYX ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                             (continued)

4.   Net Income Per Share

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended March 31, 1998 and 1997 (in millions of dollars and shares, except per share amounts).

                                Three Months Ended March 31
                                      1998         1997
     Basic EPS:
       Numerator, Net Income          $   3        $  66
    Denominator, Common Shares
        Outstanding                   106.1        105.3
                                      -----        -----
     Basic EPS                        $ .02        $ .63
                                      =====        =====

     Diluted EPS:
       Numerator, Net Income          $   3        $  66
        Potential Common Shares:
          Debentures*                     -            2
                                      -----        -----
        Total Net Income                  3           68
                                      -----        -----
    Denominator, Common Shares
        Outstanding                   106.1        105.3
        Potential Common Shares:
        Common Stock Options**           .4           .4
        Debentures*                       -          5.1
                                      -----        -----
        Total                         106.5        110.8
                                      -----        -----
     Diluted EPS                      $ .02        $ .61
                                      =====        =====

     * The Company has reserved 5,111,438 shares of Common Stock for issuance to the owners of its 7 1/2% Convertible Subordinated Debentures due 2014 (Debentures). The Debentures were not included in the computation of diluted shares for the period ended March 31, 1998 since they have an anti- dilutive effect.

   ** Common Stock options to purchase 2.3 million and 2.4 million shares of Common Stock were outstanding but not included in the computation of diluted EPS at March 31, 1998 and 1997 because the various exercise prices of the options were greater than the average market price of the common shares.

PAGE 9
                         ORYX ENERGY COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                             (continued)

5.   Properties, Plants and Equipment

     At March 31, 1998 and December 31, 1997, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                    March 31     December 31
                                      1998           1997
                                    (Millions of Dollars)
     Gross investment............   $ 5,782        $ 5,626
     Less accumulated
       depreciation, depletion
       and amortization..........     3,874          3,815
                                    -------        -------
     Net investment..............   $ 1,908        $ 1,811
                                    =======        =======

6.   Shareholders' Equity

     Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at March 31, 1998 and December 31, 1997 were as follows:

                                                            In
                       Authorized  Issued   Outstanding  Treasury
                              (Thousands of Shares)
     March 31, 1998
      Preferred stock     15,000         -            -        -
      Preference stock     7,741         -            -        -
      Common stock       250,000   126,704      106,160  (17,542)
     December 31, 1997
      Preferred stock     15,000         -            -        -
      Preference stock     7,741         -            -        -
      Common stock       250,000   126,704      105,982  (17,720)

PAGE 10
                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   /s/ Coopers & Lybrand L.L.P.


Dallas, Texas
May 4, 1998

PAGE 11
Item 2.   Management's   Discussion  and   Analysis   of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $2 million during the three months ended March 31, 1998. The decrease was comprised of $139 million of net cash flow provided from operating activities, $207 million of net cash flow used for investing activities and $66 million of net cash flow provided from financing activities. The $139 million in net cash flow provided from operating activities consisted of $100 million in net cash flow provided from operating activities before changes in current assets and liabilities and $39 million provided from changes in current assets and liabilities. The $100 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower revenues and the timing of exploration activities. The $39 million of net cash flow provided from changes in current assets and liabilities consisted of a $13 million increase in accounts receivable and a $52 million increase in accounts payable.

The $207 million in net cash flow used for investing activities and the $66 million in net cash flow provided from financing activities are primarily due to a cash use of $193 million for capital expenditures and a cash source of $64 million from net increases in debt.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements.

PAGE 12
 2.  Management's Discussion and Analysis of Financial Condition and
     Results   of Operations - continued


RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1998 was $3 million, or $.02 per share, as compared to net income of $66 million, or $.63 per share for the quarter ended March 31, 1997. Revenues for the 1998 first quarter were $223 million versus $335 million for the first quarter of 1997.

Compared to the same quarter last year, worldwide crude oil prices decreased by $5.42 per barrel, or 27 percent, and U.S. natural gas prices decreased by $.61 per mcf, or 22 percent. Crude oil volumes decreased by 12 thousand barrels per day and natural gas volumes decreased 128 million cubic feet per day.

Lower crude oil volumes were primarily the result of an oil export interruption at Hutton and water-injection performance problems at Ninian, both U.K. North Sea fields. The reduction in U.S. gas production resulted primarily from a combination of third-party related interruptions and a well blow-out at the Belle Isle field.

Comparing first quarter expenses with the same quarter last year, exploration costs were $35 million higher primarily due to increased dry hole expense and 3-D seismic purchased for the recent Gulf of Mexico lease sale. In that sale, the Company was the apparent winner of 18 deep-water blocks off the coast of Louisiana. Production taxes were $28 million lower, primarily the result of lower revenues and a favorable settlement of field level tax issues.

The Company is continuing to aggressively pursue its exploration activities during 1998 with plans to drill 17 wells, including 7 in the Gulf of Mexico. Eight wells were drilled in the first quarter.

The 1998 first quarter includes a $3 million net benefit relating to a prior sale of assets and a $1 million charge for the remeasurement of foreign deferred taxes. By comparison, the 1997 first quarter included a $4 million benefit from the remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the three months ended March 31, 1998 was 106 thousand barrels daily compared to average net production for the three months ended March 31, 1997 of 118 thousand barrels daily. Average net production of crude oil and condensate was 48 thousand barrels daily in the United States and 58 thousand barrels daily from foreign locations during the three months ended March 31, 1998, compared to 41 thousand barrels daily in the United States and 77 thousand barrels daily from foreign locations in the first quarter of 1997. The average worldwide crude oil and condensate price in the first quarter of 1998 was $14.44 per barrel compared to $19.86 per barrel in the first quarter of 1997.

PAGE 13
Item 2.   Management's   Discussion  and   Analysis   of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS (continued)


Average worldwide net production of natural gas was 396 million cubic feet daily for the three months ended March 31, 1998, compared to 524 million cubic feet in the three months ended March 31, 1997. Average net production of natural gas was 382 million cubic feet daily in the United States and 14 million cubic feet daily from the United Kingdom in the first quarter of 1998, compared to 512 million cubic feet daily in the United States and 12 million cubic feet daily from the United Kingdom in the first quarter of 1997. The average worldwide price of natural gas for the first quarter of 1998 was $2.16 per thousand cubic feet compared to $2.77 per thousand cubic feet in the first quarter of 1997.

PAGE 14
                               PART II
                          OTHER INFORMATION



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

               27   Financial Data Schedule for the year ended March
                    31, 1998.

             27.1 Restated Financial Data Schedule for the year ended March 31, 1997.

             27.2 Restated Financial Data Schedule for the year ended December 31, 1996.

               28   Awareness letter of Coopers & Lybrand L.L.P.

        *      Attached as page 17 to this Form 10-Q.

       (b)     Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

PAGE 15
                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ORYX ENERGY COMPANY





BY   /s/ EDWARD W. MONEYPENNY
     Edward W. Moneypenny
     (Executive Vice President, Finance,
      and Chief Financial Officer)



DATE May 4, 1998