Form 10-K405/A
period 1997-12-31
ORYX ENERGY CO
filed 1998-06-26
CIK 836442

================================================================================


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



                                AMENDMENT NO. 1


The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

  Part IV.        Item 14.        Exhibits, Financial Statement Schedules and
                                  Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Oryx Energy Company


                                           By: /s/ EDWARD W. MONEYPENNY
                                              ---------------------------------
                                                  Edward W. Moneypenny
                                                  Executive Vice President,
                                                  Finance, and Chief Financial
                                                  Officer (Principal Financial
                                                  Officer)




Date:  June 22, 1998


================================================================================

                                    PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


The Registrant hereby amends Item 14 (a) by filing the following exhibit thereto:

      99.1 Form 11-K for the fiscal year ended December 31, 1997, of the Oryx Energy Company Capital Accumulation Plan

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
99.1           Form 11-K for the fiscal year ended December 31, 1997, of the
               Oryx Energy Company Capital Accumulation Plan