Form 10-Q
period 1998-06-30
ORYX ENERGY CO
filed 1998-08-13
CIK 836442

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES     EXCHANGE ACT OF 1934
     For the quarterly period ended         June 30, 1998

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



      The number of shares of common stock, $1 par value, outstanding on July 31, 1998 was 106,235,079.

Page 2
                       ORYX ENERGY COMPANY


                              INDEX


                                                                Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended June 30,  1998  and  1997....  3

         Condensed Consolidated Balance Sheets at June 30,
         1998 and December 31, 1997..............................  4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 1998 and 1997.............  5

         Notes to Condensed Consolidated Financial Statements....  6

         Report of Independent Accountants....................... 10

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................... 11


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders.... 14

  Item 6. Exhibits and Reports on Form 8-K....................... 15

SIGNATURE........................................................ 16

                             PART I
                      FINANCIAL INFORMATION


Item 1.  Financial Statements
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                              For the Three Months   For the Six Months
(Millions of Dollars, Except     Ended June 30         Ended June 30
Per Share Amounts)               1998     1997         1998     1997
                                          (Unaudited)
Revenues
  Oil and gas                   $ 204    $ 276         $ 419   $ 618
  Other                             9       (2)           17      (9)
                                -----    -----         -----   -----
                                  213      274           436     609
                                -----    -----         -----   -----
Costs and Expenses
  Operating costs                  53       67           109     136
  Production taxes                 12       41            23      80
  Exploration costs                20       17            69      31
  Depreciation, depletion and
    amortization                   72       74           142     153
  General and administrative
    expense                        14       15            27      30
  Interest and debt expense        29       28            56      55
  Interest capitalized             (6)      (3)          (11)     (8)
                                -----    -----         -----   -----
                                  194      239           415     477
                                -----    -----         -----   -----
Income Before Provision for
  Income Taxes                     19       35            21     132
Provision for Income Taxes
  (Note 3)                          4       10             2      45
Remeasurement of Foreign Deferred
  Tax (Note 3)                     (1)       2             -      (2)
                                -----    -----          -----  -----
Net Income                       $ 16     $ 23          $ 19    $ 89
                                =====    =====          =====  =====

Basic Net Income Per Share of
 Common Stock (Note 4)           $.15     $.22          $.18    $.85
                                =====    =====          =====  =====
Diluted Net Income Per Share of
   Common Stock (Note 4)         $.15     $.22          $.18    $.84
                                =====    =====          =====  =====

Weighted Average Number of
  Common Shares Outstanding
  (in millions)                 106.2    105.4         106.1   105.3
                                =====    =====         =====   =====

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30    December 31
(Millions of Dollars)                       1998         1997
                                         (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                $  11       $   10
  Accounts receivable and
    other current assets                     228          228
                                         -------     --------
Total Current Assets                         239          238
Properties, Plants and Equipment (Note 5)  1,971        1,811
Deferred Charges and Other Assets             59           59
                                         -------     --------
Total Assets                              $2,269       $2,108
                                         =======      =======

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                         $ 147       $  121
  Accrued liabilities                        230          257
  Current portion of long-term debt           19            4
                                         -------      -------
Total Current Liabilities                    396          382
Long-Term Debt                             1,319        1,184
Deferred Income Taxes                        249          235
Deferred Credits and Other Liabilities       121          150
Shareholders' Equity (Note 6)
  Common stock, par value $1 per share       124          124
  Additional paid-in capital               1,821        1,821
  Accumulated deficit                       (728)        (740)
                                         -------      -------
                                           1,217        1,205

  Less: Common stock in treasury, at cost   (939)        (952)
        Loan to ESOP                         (94)         (96)
                                         -------      -------
Shareholders' Equity                         184          157
                                         -------      -------
Total Liabilities and
  Shareholders' Equity                    $2,269       $2,108
                                         =======      =======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Six Months
                                                 Ended June 30
(Millions of Dollars)                            1998      1997
                                                   (Unaudited)
Cash and Cash Equivalents From Operating Activities
  Net income                                     $  19     $  89
  Adjustments to reconcile net income to net
    cash from operating activities:
     Depreciation, depletion and amortization      142       153
     Dry hole costs and leasehold impairment        35        10
     Gain on sale of assets, net of taxes          (13)        -
     Deferred income taxes                          12        16
     Remeasurement of foreign deferred tax           -        (2)
     Other                                          (1)        5
                                                 -----     -----
                                                   194       271

     Changes in working capital:
       Accounts receivable and other
         current assets                              -        31
       Accounts payable and accrued liabilities    (11)      (15)
                                                 -----     -----

Net Cash Flow Provided From Operating Activities   183       287
                                                 -----     -----
Investing Activities
  Capital expenditures                            (331)     (238)
  Proceeds from divestments, net of current taxes   13         1
  Other                                            (16)      (42)
                                                 -----     -----
Net Cash Flow Used For Investing Activities       (334)     (279)
                                                 -----     -----
Financing Activities
  Proceeds from borrowings                         176       105
  Repayments of long-term debt                     (27)     (122)
 Proceeds from sale of treasury stock                3         6
                                                 -----     -----
Net Cash Flow Provided From (Used For)
   Financing Activities                            152       (11)
                                                 -----     -----
Changes In Cash and Cash Equivalents                 1        (3)
Cash and Cash Equivalents at Beginning of Period    10         9
                                                 -----     -----
Cash and Cash Equivalents at End of Period        $ 11       $ 6
                                                 =====     =====

                    (See Accompanying Notes)

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the six months ended June 30, 1998 are not necessarily indicative of the results for the full year 1998. Certain items in the period ended June 30, 1997 have been reclassified to conform to the 1998 presentation.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997. As a result, earnings per share for the three and six months ended June 30, 1997 have been restated to conform to the provisions of this statement. In addition, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income and net income are identical for the three and six months ended June 30, 1998.

     In  June  1998,  the  Financial Accounting  Standards  Board
     (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and net gains and losses on derivative instruments be recognized initially in comprehensive income. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.


     Statements of Cash Flows

     Amounts paid for interest and income taxes were as follows:

                                      Six Months Ended June 30
                                          1998     1997
                                      (Millions of Dollars)
            Interest paid (net of capitalized
              amounts)                   $  36    $  58
            Income taxes paid            $   1    $  41


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

     The costs of the 1995 restructuring were complete at December 31, 1996 except for costs associated with an office lease obligation which existed prior to the commitment date that has no economic benefit to the Company. During the six months ended June 30, 1998, $1 million of costs associated with this lease were incurred, and at June 30, 1998, $9 million of this provision remains.



3.   Income Taxes

     The Company's provisions for income taxes for the three and six months ended June 30, 1998 were $4 million and $2 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

     Deferred  income  taxes  are provided  to  reflect  the  tax consequences in future periods of differences between financial statements and tax basis of assets and liabilities at period end in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company. Earnings for the three months ended June 30, 1998 increased $1 million while earnings for the three and six months ended June 30, 1997 decreased $2 million and increased $2 million from such remeasurement. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

4.   Net Income Per Share

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share
     (EPS) computations for the three and six months ended June 30, 1998 and 1997 (in millions of dollars and shares, except per share amounts).

                                   Three Months     Six Months
                                   Ended June 30  Ended June 30
                                    1998    1997   1998    1997
     Basic EPS:
       Numerator, Net Income       $  16   $  23  $  19   $  89
    Denominator, Common Shares
        Outstanding                106.2   105.4  106.1   105.3
                                   -----   -----  -----   -----
     Basic EPS                     $ .15   $ .22  $ .18   $ .85
                                   =====   =====  =====   =====

     Diluted EPS:
       Numerator, Net Income       $  16   $  23  $  19   $  89
       Potential Common Shares:
          Debentures*                  -       -      -       -
                                   -----   -----  -----   -----
       Total Net Income            $  16   $  23  $  19   $  89
                                   -----   -----  -----   -----
    Denominator, Common Shares
        Outstanding                106.2   105.4  106.1   105.3
        Potential Common Shares:
        Common  Stock  Options**      .3      .3     .4      .4
        Debentures*                    -       -      -       -
                                   -----   -----  -----   -----
        Total                      106.5   105.7  106.5   105.7
                                   -----   -----  -----   -----
     Diluted  EPS                  $ .15   $ .22  $ .18   $ .84
                                   =====   =====  =====   =====

          * The Company has reserved 5,111,438 shares of Common Stock for issuance to the owners of its 7 1/2%
          Convertible    Subordinated   Debentures    due    2014
          (Debentures). The Debentures were not included in the computation of diluted shares since they have an anti-dilutive effect for all periods presented.

          **    Common Stock options to purchase 2.3 million  and
          2.4 million shares of Common Stock were outstanding but not included in the computation of diluted EPS for the three months ended June 30, 1998 and 1997 and Common Stock options to purchase 2.3 million shares of Common Stock were outstanding but not included in the computation of diluted EPS for the six months ended June 30, 1998 and 1997 because the various exercise prices of the options were greater than the average market price of the common shares.

                       ORYX ENERGY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)



5.   Properties, Plants and Equipment

     At June 30, 1998 and December 31, 1997, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                           June 30   December 31
                                             1998        1997
                                           (Millions of Dollars)
          Gross investment .................$5,915   $5,626
          Less accumulated depreciation,
            depletion and amortization ..... 3,944    3,815
                                            ------   ------
          Net investment ...................$1,971   $1,811
                                            ======   ======

6.   Shareholders' Equity

     Shares   of  the  Company's  preferred  and  common   stocks
     authorized, issued, outstanding and in treasury at June 30, 1998 and December 31, 1997 were as follows:

                                                                In
                         Authorized   Issued   Outstanding   Treasury
                                  (Thousands of Shares)
     June 30, 1998
      Preferred stock       15,000        -             -           -
      Preference stock       7,741        -             -           -
      Common stock         250,000  126,704       106,232     (17,470)
     December 31, 1997
      Preferred stock       15,000        -             -           -
      Preference stock       7,741        -             -           -
      Common stock         250,000  126,704       105,982     (17,720)


7.   Subsequent Event

     On July 28, 1998, in response to the current low oil price environment, the Company announced its intention to sell approximately $35 million of its U.S. onshore properties and to reduce payroll related expenses by approximately 20 percent. Reductions are being made primarily in the U.S. onshore and staff groups. A special reserve for employee terminations will be established during the third quarter of 1998.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of June 30, 1998, the related condensed consolidated statements of income for the three and six months ended June 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                    /s/PricewaterhouseCoopers LLP


Dallas, Texas
August 10, 1998

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Company's cash and cash equivalents increased by $1 million over the six months ended June 30, 1998. The increase was comprised of $183 million of net cash flow provided from operating activities, $334 million of net cash flow used for investing activities and $152 million of net cash flow provided from financing activities. The $183 million in net cash flow provided from operating activities consisted of $194 million in net cash flow provided from operating activities before changes in current assets and liabilities and $11 million used for changes in current assets and liabilities. The $194 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower revenues, particularly from lower crude oil prices. The $11 million of net cash flow used for changes in current assets and liabilities consisted of an $11 decrease in accounts payable and accrued liabilities.

The $334 million in net cash flow used for investing activities and the $152 million in net cash flow provided from financing activities are primarily due to cash uses of $331 million for capital expenditures and $149 million from net increases in debt. The increases in debt are primarily due to lower crude oil prices in the first six months of 1998.

As of July 24, 1998, the Company has entered into collar agreements to hedge approximately 22 percent of its 1998 crude production at an average floor price of $18.20 West Texas Intermediate (WTI) per barrel and an average ceiling price of $19.25 WTI per barrel. Approximately 43 percent of its estimated 1998 U.S. gas production is hedged using collars at an average floor price of $2.25 Henry Hub (HH) per mmbtu and an average ceiling price of $2.40 HH per mmbtu.

In the fourth quarter of 1995, the Company incurred a net $25 million ($16 million after-tax) provision for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. See Note 2 to the Condensed Consolidated Financial Statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and net gains and losses on derivative instruments be recognized initially in comprehensive income. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

On July 28, 1998, in response to the current low oil price environment, the Company announced its intention to sell approximately $35 million of its U.S. onshore properties and to reduce payroll related expenses by approximately 20 percent. Reductions are being made primarily in the U.S. onshore and staff

Item  2.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations - continued


FINANCIAL CONDITION (continued)

groups. A special reserve for employee terminations will be established during the third quarter of 1998. The Company previously announced its intention to reduce its 1998 exploration and development investment plans by approximately 17 percent.


RESULTS OF OPERATIONS - SIX MONTHS

The Company's net income for the six months ended June 30, 1998 was $19 million, or $.18 per share, as compared to net income of $89 million, or $.85 per share for the first six months of 1997. Revenues for the six months were $436 million in 1998 versus $609 million in 1997.

Average worldwide net production of crude oil and condensate for the six months ended June 30, 1998 was 107 thousand barrels daily compared to average net production for the six months ended June 30, 1997 of 115 thousand barrels daily. Average net production of crude oil and condensate was 46 thousand barrels daily in the United States and 61 thousand barrels daily from foreign locations during the six months ended June 30, 1998, compared to 43 thousand barrels daily in the United States and 72 thousand barrels daily from foreign locations during the six months ended June 30, 1997. The worldwide crude oil and condensate price for the first six months of 1998 was $13.74 per barrel compared to $18.87 per barrel for the first six months of 1997.

Average worldwide net production of natural gas was 396 million cubic feet daily for the six months ended June 30, 1998, compared to 519 million cubic feet in the six months ended June 30, 1997. The reduction in U.S. natural gas production resulted primarily from field declines, lower than expected drilling results and performance issues at certain fields. Average net production of natural gas was 383 million cubic feet daily in the United States and 13 million cubic feet daily from the United Kingdom in the first six months of 1998, compared to 509 million cubic feet daily in the United States and 10 million cubic feet daily in the United Kingdom in the first six months of 1997. The worldwide price of natural gas for the first six months of 1998 was $2.14 per thousand cubic feet compared to $2.41 per thousand cubic feet for the first six months of 1997.


RESULTS OF OPERATIONS - THREE MONTHS

The Company's net income for the quarter ended June 30, 1998 was $16 million, or $.15 per share, as compared to net income of $23 million, or $.22 per share for the same quarter last year. Revenues for the 1998 second quarter were $213 million versus $274 million for the 1997 second quarter.

The 1998 second quarter includes an $8 million net gain on the sale of assets and a $1 million benefit for remeasurement of foreign deferred taxes. By

Item  2.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations - continued


RESULTS OF OPERATIONS - THREE MONTHS (continued)

comparison, the 1997 second quarter included a $2 million charge for remeasurement of foreign deferred taxes.

Compared to the same quarter last year, worldwide crude oil prices decreased by $4.78 per barrel, or 27 percent, and U.S. natural gas prices increased by $.06 per thousand cubic feet, or 3 percent. Crude oil volumes decreased by 3 thousand barrels per day and natural gas volumes decreased 117 million cubic feet per day. The reduction in U.S. natural gas production resulted primarily from field declines, lower than expected drilling results and performance issues at certain fields.

Comparing the second quarter with the same quarter last year, total costs improved by $1.16 per equivalent barrel. U.K. production taxes were lower primarily due to lower oil prices. In addition, operating costs were reduced through lower cost production from Neptune and continued cost savings achieved in the U.K.

Average worldwide net production of crude oil and condensate for the three months ended June 30, 1998 was 108 thousand barrels daily compared to average net production for the three months ended June 30, 1997 of 111 thousand barrels daily. Average net production of crude oil and condensate was 45 thousand barrels daily in the United States and 63 thousand barrels daily from foreign locations during the three months ended June 30, 1998, compared to 46 thousand barrels daily in the United States and 65 thousand barrels daily from foreign locations in the second quarter of 1997. The worldwide crude oil and condensate price in the second quarter of 1998 was $13.05 per barrel compared to $17.83 per barrel in the second quarter of 1997.

Average worldwide net production of natural gas was 397 million cubic feet daily for the three months ended June 30, 1998, compared to 514 million cubic feet daily in the three months ended June 30, 1997. Average net production of natural gas was 385 million cubic feet daily in the United States and 12 million cubic feet daily from the United Kingdom in the second quarter of 1998, compared to 505 million cubic feet daily in the United States and 9 million cubic feet daily from the United Kingdom in the second quarter of 1997. The worldwide price of natural gas for the second quarter of 1998 was $2.12 per thousand cubic feet compared to $2.06 per thousand cubic feet in the second quarter of 1997.

                             PART II

                        OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On  May 7, 1998, the Annual Meeting of Shareholders of  Oryx
     Energy Company was held to vote on proposals as follows:


               (a)   To  elect three directors to Class I of  the
               Company's Board of Directors.
                              David C.       Robert B.       Charles H.
                          Genever-Watling     Gill           Pistor, Jr.

          Affirmative       88,480,874      88,442,263       88,363,452
          Negative                   -               -                -
          Abstained                  -               -                -
          Withheld           1,076,363       1,114,974        1,193,785
          Broker non-votes           -               -                -
          Shares without
             executed
             proxies
             and not
             present
             for vote       16,555,912      16,555,912       16,555,912
                           -----------     -----------      -----------
          Shares entitled
             to vote       106,113,149     106,113,149      106,113,149
                           ===========     ===========      ===========


               (b)   To  approve  the appointment  of  Coopers  &
               Lybrand L.L.P. as independent accountants for  the
               fiscal year 1998.
          Affirmative                    88,851,350
          Negative                          363,677
          Abstained                         342,210
          Withheld                                -
          Broker non-votes                        -
          Shares without executed
             proxies and not present
             for vote                    16,555,912
                                        -----------
          Shares entitled to vote       106,113,149
                                        ===========

                             PART II

                  OTHER INFORMATION - Continued


Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits:

               12 Computation of Consolidated Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and
                    Preferred Stock Dividend Requirements.

             * 15 Accountant's letter regarding unaudited interim financial information.

               27  Financial Data Schedule for the year ended June
                   30, 1998.


             27.1 Restated Financial Data Schedule for the year ended June 30, 1997.


          *   Attached as page 18 to the Form 10-Q.


         (b)  Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ORYX ENERGY COMPANY





BY:   /s/ E. W. Moneypenny
      E. W. Moneypenny
      (Executive Vice President,
       Finance, and Chief Financial Officer)



DATE: August 13, 1998
