Form 10-Q
period 1998-09-30
ORYX ENERGY CO
filed 1998-11-03
CIK 836442

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934
         For the quarterly period ended         SEPTEMBER 30, 1998
                                        ------------------------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ------------------

                 ----------------------------------------------

                         Commission file number 1-10053
                                                -------

                              ORYX ENERGY COMPANY
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                          23-1743284
         --------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

           13155 NOEL ROAD, DALLAS, TEXAS                 75240-5067
         --------------------------------------------------------------
         (Address of principal executive offices)         (Zip code)

                                 (972) 715-4000
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

                       ---------------------------------

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

                        --------------------------------

         The number of shares of common stock, $1 par value, outstanding on October 14, 1998 was 106,233,579.

                              ORYX ENERGY COMPANY



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

                              ORYX ENERGY COMPANY

                        --------------------------------

                                     INDEX



                                                                                                           Page

PART I.  FINANCIAL INFORMATION
         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Income for the Three and Nine Months Ended
                           September 30, 1998 and 1997.....................................................  4

                           Condensed Consolidated Balance Sheets at September 30, 1998 and December 31,
                           1997............................................................................  5

                           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 1998 and 1997.....................................................  6

                           Notes to Condensed Consolidated Financial Statements............................  7

                           Report of Independent Accountants............................................... 11

         Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations...................................................................... 12


PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K................................................ 18


SIGNATURE                  ................................................................................ 19

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------------
                                         For the Three Months       For the Nine Months
(Millions of Dollars,                    Ended September 30         Ended September 30
                                      ------------------------    ------------------------
Except per Share Amounts)                1998           1997        1998          1997
-------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)
REVENUES
  Oil and gas                         $      195    $      294    $      614    $      912
  Other                                       (1)           (7)           16           (16)
                                      ----------    ----------    ----------    ----------
                                             194           287           630           896
                                      ----------    ----------    ----------    ----------
COSTS AND EXPENSES
  Operating costs                             58            60           167           196
  Production taxes                            19            41            42           121
  Exploration costs                           26            18            95            49
  Depreciation, depletion
    and amortization                          83            78           225           231
  General and administrative
    expense                                   13            14            40            44
  Interest and debt
    expense                                   30            28            86            83
  Interest capitalized                        (4)           (4)          (15)          (12)
  Provision for restructuring
    (Note 2)                                  25            --            25            --
                                      ----------    ----------    ----------    ----------
                                             250           235           665           712
                                      ----------    ----------    ----------    ----------
Income (Loss) Before Provision
  (Benefit) for Income Taxes                 (56)           52           (35)          184
Provision (Benefit) for Income
  Taxes (Note 3)                             (15)           12           (13)           57
Remeasurement of Foreign
  Deferred Tax (Note 3)                        2            (2)            2            (4)
                                      ----------    ----------    ----------    ----------
NET INCOME (LOSS)                     $      (43)   $       42    $      (24)   $      131
                                      ==========    ==========    ==========    ==========

Basic and Diluted Net
  Income (Loss) Per Share
  of Common Stock (Note 4)            $     (.40)   $      .40    $     (.23)   $     1.24
                                      ==========    ==========    ==========    ==========

Weighted Average Number
  of Common Shares
  Outstanding
  (in millions)                            106.2         105.5         106.2         105.5
                                      ==========    ==========    ==========    ==========

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------
                                                                    September 30                December 31
(Millions of Dollars)                                                   1998                       1997
-------------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                        $        7                  $       10
  Accounts receivable and other current assets                            170                         228
                                                                   ----------                  ----------
Total Current Assets                                                      177                         238
Properties, Plants and Equipment (net) (Note 5)                         1,975                       1,811
Deferred Charges and Other Assets                                          58                          59
                                                                   ----------                  ----------

Total Assets                                                       $    2,210                  $    2,108
                                                                   ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                 $      117                  $      121
  Accrued liabilities                                                     210                         257
  Current portion of long-term debt                                       119                           4
                                                                   ----------                  ----------
Total Current Liabilities                                                 446                         382
Long-Term Debt                                                          1,259                       1,184
Deferred Income Taxes                                                     231                         235
Deferred Credits and Other Liabilities                                    132                         150
Shareholders' Equity (Note 6)
  Common stock, par value $1 per share                                    124                         124
  Additional paid-in capital                                            1,821                       1,821
  Accumulated deficit                                                    (772)                       (740)
                                                                   ----------                  ----------
                                                                        1,173                       1,205

  Less: Common stock in treasury, at cost                                (939)                       (952)
        Loan to ESOP                                                      (92)                        (96)
                                                                   ----------                  ----------
Shareholders' Equity                                                      142                         157
                                                                   ----------                  ----------

Total Liabilities and Shareholders' Equity                         $    2,210                  $    2,108
                                                                   ==========                  ==========

-----------------
The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

ORYX ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------------
                                                          For the Nine Months
                                                          Ended September 30
                                                          ------------------
(Millions of Dollars)                                      1998        1997
-------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)
CASH AND CASH EQUIVALENTS FROM OPERATING
  ACTIVITIES
Net income (loss)                                       $    (24)   $    131
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
      Depreciation, depletion and amortization               225         231
      Dry hole costs and leasehold impairment                 50          18
      Loss (gain) on sale of assets, net of taxes            (13)          3
      Deferred income taxes                                  (11)         21
      Provision for restructuring, net of taxes               16           -
      Remeasurement of foreign deferred tax                    2          (4)
      Other                                                    7           6
                                                        --------    --------
                                                             252         406
  Changes in working capital:
    Accounts receivable and other current assets              58          (2)
    Accounts payable and accrued liabilities                 (73)         55
                                                        --------    --------
Net Cash Flow Provided From Operating Activities             237         459
                                                        --------    --------

INVESTING ACTIVITIES
  Capital expenditures                                      (436)       (410)
  Proceeds from divestments, net of current
    taxes                                                     15           1
  Other                                                      (12)        (52)
                                                        --------    --------
Net Cash Flow Used For Investing Activities                 (433)       (461)
                                                        --------    --------

FINANCING ACTIVITIES
  Proceeds from borrowings                                   233          75
  Repayments of long-term debt                               (43)        (78)
  Proceeds from sale of treasury stock                         3           9
                                                        --------    --------
Net Cash Flow Provided From
  Financing Activities                                       193           6
                                                        --------    --------

CHANGES IN CASH AND CASH EQUIVALENTS                          (3)          4
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   10           9
                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $      7    $     13
                                                        ========    ========

                            (See Accompanying Notes)

                              ORYX ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying condensed consolidated financial statements and related notes of Oryx Energy Company and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Company) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Company for the nine months ended September 30, 1998 are not necessarily indicative of the results for the full year 1998. Certain items in the period ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

         In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997. As a result, earnings per share for the three and nine months ended September 30, 1997 have been restated to conform to the provisions of this statement. In addition, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income and net income are identical for the three and nine months ended September 30, 1998.

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

         Statements of Cash Flows

         Amounts paid for interest and income taxes were as follows:


                                                  Nine Months Ended September 30
                                                      1998              1997
                                                    ---------         --------
                                                      (Millions of Dollars)
                  Interest paid (net of
                    capitalized amounts)            $   57            $   77
                  Income taxes paid                 $    2            $   42


                              ORYX ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

2.       Provision for Restructuring

         On July 28, 1998, in response to the current low oil price environment, the Company announced its intention to reduce payroll related expenses primarily in the U.S. onshore and staff groups. In the third quarter of 1998, the Company recognized a $25 million ($16 million after-tax) restructuring charge for employee terminations. During the third quarter of 1998, $16 million of actuarial related costs were incurred. Accordingly, at September 30, 1998, $9 million of this provision remains and is comprised of severance pay and associated employee benefit costs. Management expects to complete such payments in 1999.

         In the fourth quarter of 1995, the Company recognized a net $25 million ($16 million after-tax) charge for restructuring comprised of a $4 million adjustment to the 1994 restructuring provision and a $29 million restructuring provision for a plan to achieve further cost reductions. The costs of the 1995 restructuring were complete at December 31, 1996 except for costs associated with an office lease obligation, which expires in 2001 and existed prior to the commitment date, that has no economic benefit to the Company. During the nine months ended September 30, 1998, $2 million of costs associated with this lease were incurred, and at September 30, 1998, $8 million of this provision remains.

3.       Income Taxes

         The Company's provisions for income taxes for the three and nine months ended September 30, 1998 reflect benefits of $15 million and $13 million. The Company's provisions for income taxes for the three and nine months ended September 30, 1997 reflect provisions of $12 million and $57 million. Foreign income tax provisions included within the Company's consolidated provisions are determined based upon the appropriate foreign statutory rates which differ from the U.S. statutory rate.

         Deferred income taxes are provided to reflect the tax consequences in future periods of differences between financial statements and tax basis of assets and liabilities at period end in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The remeasurement provisions of SFAS No. 109 have affected the reported earnings of the Company. Earnings for the three and nine months ended September 30, 1998 decreased $2 million while reported earnings for the three and nine months ended September 30, 1997 increased $2 million and $4 million. Management believes that such non-cash remeasurements distort current period economic results and should be disregarded in analyzing the Company's current business. Future economic results may also be distorted because payment of the deferred tax liability is not expected to occur in the near-term and it is likely that exchange rates will fluctuate prior to the eventual settlement of the liability.

                              ORYX ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

4.       Net Income (Loss) Per Share

         Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 1998 and 1997 (in millions of dollars and shares, except per share amounts).


                                                  Three                    Nine
                                               Months Ended            Months Ended
                                               September 30            September 30
                                            1998         1997        1998         1997
                                         ---------    ---------   ---------    ---------
Basic EPS:
     Numerator, Net Income (Loss)        $     (43)   $      42   $     (24)   $     131
     Denominator, Common Shares
      Outstanding                            106.2        105.5       106.2        105.5
                                         ---------    ---------   ---------    ---------

     Basic EPS                           $    (.40)   $     .40   $    (.23)   $    1.24
                                         =========    =========   =========    =========

Diluted EPS:
     Numerator, Net Income (Loss)        $     (43)   $      42   $     (24)   $     131
     Potential Common Shares:
         Debentures*                             -            -           -            -
                                         ---------    ---------   ---------    ---------
     Total Net Income (Loss)             $     (43)   $      42   $     (24)   $     131
                                         ---------    ---------   ---------    ---------
     Denominator, Common Shares
       Outstanding                           106.2        105.5       106.2        105.5
     Potential Common Shares:
       Common Stock Options**                    -           .5           -           .4
       Debentures*                               -            -           -            -
                                         ---------    ---------   ---------    ---------
       Total                                 106.2        106.0       106.2        105.9
                                         ---------    ---------   ---------    ---------

     Diluted EPS                         $    (.40)   $     .40   $    (.23)   $    1.24
                                         =========    =========   =========    =========

* The Company has reserved 5,111,438 shares of Common Stock for issuance to the owners of its 7 1/2% Convertible Subordinated Debentures due 2014 (Debentures). The Debentures were not included in the computation of diluted shares since they have an anti-dilutive effect for all periods presented.

** Common Stock options to purchase 2.6 million and 2.1 million shares of Common Stock were outstanding but not included in the computation of diluted EPS for the three months ended September 30, 1998 and 1997 and Common Stock options to purchase 2.3 million and 2.2 million shares of Common Stock were outstanding but not included in the computation of diluted EPS for the nine months ended September 30, 1998 and 1997 because the various exercise prices of the options were greater than the average market price of the common shares. In addition, Common Stock options to purchase 0.1 million and
                  0.3 million shares of common Stock were outstanding but not included in the computation of diluted EPS for the three and nine months ended September 30, 1998 since they have an anti-dilutive effect for both periods.

                              ORYX ENERGY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


5.       Properties, Plants and Equipment

         At September 30, 1998 and December 31, 1997, the Company's properties, plants and equipment; and related accumulated depreciation, depletion and amortization were as follows:

                                        September 30,  December 31,
                                            1998           1997
                                        ------------   -----------
                                           (Millions of Dollars)
Gross investment                           $ 5,991       $ 5,626
Less accumulated depreciation,
   depletion and amortization                4,016         3,815
                                           -------       -------
Net investment                             $ 1,975       $ 1,811
                                           =======       =======


6.       Shareholders' Equity

         Shares of the Company's preferred and common stocks authorized, issued, outstanding and in treasury at September 30, 1998 and December 31, 1997 were as follows:


                             Authorized     Issued      Outstanding   In Treasury
                             ----------     ------      -----------   -----------
                                         (Thousands of Shares)
September 30, 1998
  Preferred stock              15,000             -             -             -
  Preference stock              7,741             -             -             -
  Common stock                250,000       126,704       106,234       (17,468)

December 31, 1997
  Preferred stock              15,000             -             -             -
  Preference stock              7,741             -             -             -
  Common stock                250,000       126,704       105,982       (17,720)


7.       Subsequent Events

         On October 14, 1998, the Company announced a merger with Kerr-McGee Corporation, with Kerr-McGee to be the surviving corporation. The board of each company has unanimously approved the transaction and recommends the merger. Prior to the merger, each share of Oryx common stock will be converted into .369 shares of Oryx common stock in a reverse stock split. If approved by shareholders of both companies, at the effective time of the merger, each Oryx shareholder will receive one newly issued share of Kerr-McGee common stock for each Oryx common share, resulting in an equity split of Kerr-McGee of approximately 55% Kerr-McGee and 45% Oryx. The transaction is intended to be accounted for as a pooling of interests, to be tax-free to Oryx's shareholders and to be completed in the first quarter of 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Oryx Energy Company and its Subsidiaries as of September 30, 1998, the related condensed consolidated statements of income for the three and nine months ended September 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           /s/ PricewaterhouseCoopers LLP

Dallas, Texas
November 2, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's cash and cash equivalents decreased by $3 million over the nine months ended September 30, 1998. The decrease was comprised of $237 million of net cash flow provided from operating activities, $433 million of net cash flow used for investing activities and $193 million of net cash flow provided from financing activities. The $237 million in net cash flow provided from operating activities consisted of $252 million in net cash flow provided from operating activities before changes in current assets and liabilities and $15 million used for changes in current assets and liabilities. The $252 million in net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by lower revenues, particularly from lower crude oil prices. The $15 million of net cash flow used for changes in current assets and liabilities consisted of a $58 million decrease in accounts receivable and other current assets and a $73 million decrease in accounts payable and accrued liabilities.

The $433 million in net cash flow used for investing activities and the $193 million in net cash flow provided from financing activities are primarily due to cash uses of $436 million for capital expenditures and $190 million from net increases in debt. The increase in debt is primarily due to lower crude oil prices in the first nine months of 1998.

As of October 26 1998, the Company has entered into collar agreements to hedge approximately 31 percent of its remaining projected 1998 crude production at an average floor price of $17.71 West Texas Intermediate (WTI) per barrel and an average ceiling price of $18.77 WTI per barrel. Approximately 51 percent of its remaining estimated 1998 U.S. gas production is hedged using collars at an average floor price of $2.37 Henry Hub (HH) per mmbtu and an average ceiling price of $2.54 HH per mmbtu. The Company has also entered into collar arrangements to hedge approximately 7 percent of its projected 1999 crude production at an average floor price of $15.85 WTI per barrel and an average ceiling price of $17.35 WTI per barrel. Approximately 31 percent of its estimated 1999 U.S. gas production is hedged using collars at an average floor price of $2.29 HH per mmbtu and an average ceiling price of $2.47 HH per mmbtu.

On July 28, 1998, in response to the current low oil price environment, the Company announced its intention to reduce payroll related expenses, primarily in the U.S. onshore and staff groups. In the third quarter of 1998, the Company recognized a $25 million ($16 million after-tax) restructuring charge for employee terminations. For an analysis of the restructuring provision, see Note 2 to the Condensed Consolidated Financial Statements. The Company previously announced its intention to reduce its 1998 exploration and development investment plans by approximately 17 percent.

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

On October 14, 1998, the Company announced a merger with Kerr-McGee Corporation, with Kerr-McGee to be the surviving corporation. The board of each company has unanimously approved the transaction and recommends the merger. Prior to the merger, each share of Oryx common stock will be converted into
 .369 shares of Oryx common stock in a reverse stock split. If approved by shareholders of both companies, at the effective time of the merger, each Oryx shareholder will receive one newly issued share of Kerr-McGee common stock for each Oryx common share, resulting in an equity split of Kerr-McGee of approximately 55% Kerr-McGee and 45% Oryx. The transaction is intended to be accounted for as a pooling of interests, to be tax-free to Oryx's shareholders and to be completed in the first quarter of 1999.


FINANCIAL CONDITION - YEAR 2000 PROJECT

GENERAL

The Project addresses the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000. An enterprise-wide program was launched in 1996 to take steps to mitigate this problem. The Company additionally chose to replace its financial applications and human resources/payroll systems with systems that were already Year 2000 compliant. Implementation of these systems is on schedule and expected to be completed by January 31, 1999. Remaining business software programs are expected to be made Year 2000 compliant through the Year 2000 Project. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 Project.

PROJECT

The Year 2000 Project is divided into three major sections - Information Technology (IT Systems), Asset Integrity and Commercial Integrity. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assigning priorities to those items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items and (6) designing and implementing contingency and business continuation plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION - YEAR 2000 PROJECT (CONTINUED)

PROJECT (CONTINUED)

At September 30, 1998, the inventory and priority assessment phases of the Information Technology and the Asset Integrity sections of the Project had been completed. The remediation phase of the Project is currently being performed by the Company. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced.

The Information Technology section includes software applications, telecommunications, networks and other hardware. The Company estimates that all repair or replacement will be completed by the second quarter of 1999. The testing phase is conducted as the software is replaced and is also scheduled to be completed by mid-1999.

The Asset Integrity area covers process control, automation and instrumentation systems which can include date-sensitive hardware or software, and associated embedded computer chips that are used in the operation of the assets and facilities of the Company. Testing and remediation is currently being conducted on all critical systems and will continue through the third quarter of 1999.

The Commercial Integrity area addresses the external parties who are involved in the Company's business chains and processes. These include suppliers, customers, joint venture partners, transporters, regulatory and government agencies, financial institutions and third party service providers. The Company is currently in the process of identifying those parties who may have a material adverse effect on the Company's business performance. We plan to communicate with them about their plans and progress in addressing the Year 2000 problem commencing in late 1998 with expected completion in mid-1999.

COSTS

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $6 million. This estimate does not include Oryx's potential share of Year 2000 costs that may be incurred by partnerships or joint ventures in which the Company participates but is not the operator. The total amount expended on the Project through September 30, 1998 was $1 million, all of which related to the repair, replacement or upgrade of software and hardware and the cost of testing and replacing non-compliant process control and instrumentation systems. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $5 million; $3 million to repair or replace software and related hardware, $2 million to repair or replace process control and instrumentation systems and an immaterial amount to identify and communicate with external parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION - YEAR 2000 PROJECT (CONTINUED)


COSTS (CONTINUED)

Funds for the Project are provided from operating cash flows and are included in existing operating budgets. The costs of implementing the financial applications and human resources/payroll systems are not included in these cost estimates.

CONTINGENCY PLANS

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by the latter part of 1999.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of interruptions to normal operations should be significantly reduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - NINE MONTHS

The Company's net loss for the nine months ended September 30, 1998 was $24 million, or $.23 per share, as compared to net income of $131 million, or $1.24 per share for the first nine months of 1997. Revenues for the nine months were $630 million in 1998 versus $896 million in 1997. Year-to-date results for 1998 include a $16 million net charge for employee terminations associated with the Company's cost-reduction initiatives, an $11 million net gain on the sale of assets and a $2 million provision for remeasurement of foreign deferred taxes. By comparison, year-to-date results for 1997 include a $2 million benefit associated with a change in the U.K. income tax rate and a $4 million benefit from remeasurement of foreign deferred taxes.

Average worldwide net production of crude oil and condensate for the nine months ended September 30, 1998 was 106 thousand barrels daily compared to average net production for the nine months ended September 30, 1997 of 116 thousand barrels daily. Average net production of crude oil and condensate was 44 thousand barrels daily in the United States and 62 thousand barrels daily from foreign locations during the nine months ended September 30, 1998, compared to 46 thousand barrels daily in the United States and 70 thousand barrels daily from foreign locations during the nine months ended September 30, 1997. The worldwide crude oil and condensate price for the first nine months of 1998 was $13.44 per barrel compared to $18.58 per barrel for the first nine months of 1997.

Average worldwide net production of natural gas was 390 million cubic feet daily for the nine months ended September 30, 1998, compared to 508 million cubic feet in the nine months ended September 30, 1997. The reduction in U.S. natural gas production resulted primarily from field declines, lower than expected drilling results, performance issues at certain fields and weather-related interruptions in the Gulf of Mexico. Average net production of natural gas was 379 million cubic feet daily in the United States and 11 million cubic feet daily from the United Kingdom in the first nine months of 1998, compared to 497 million cubic feet daily in the United States and 11 million cubic feet daily in the United Kingdom in the first nine months of 1997. The worldwide price of natural gas for the first nine months of 1998 was $2.10 per thousand cubit feet compared to $2.35 per thousand cubic feet for the first nine months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - THREE MONTHS

The Company reported a net loss of $43 million, or $.40 per share, for the quarter ended September 30, 1998, compared to net income of $42 million, or $.40 per share, for the same quarter last year. Revenues for the 1998 third quarter were $194 million versus $287 million for the 1997 third quarter.

The 1998 third quarter includes a $16 million net charge for employee terminations associated with the Company's cost-reduction initiatives and a $2 million provision for the remeasurement of foreign deferred taxes. By comparison, the 1997 third quarter included a $2 million benefit for the remeasurement of foreign deferred taxes and a $2 million benefit primarily from a change in the U.K. income tax rate.

Compared to the same quarter last year, worldwide oil prices decreased by $5.15 per barrel, or 29 percent and U.S. natural gas prices decreased by $.22 per mcf, or 10 percent. Crude oil volumes decreased by 11,000 barrels per day and natural gas volumes decreased 111 million cubic feet per day. The reduction in U.S. natural gas production resulted primarily from field declines, lower than expected drilling results, performance issues at certain fields and weather-related interruptions in the Gulf of Mexico.

Average worldwide net production of crude oil and condensate for the three months ended September 30, 1998 was 106 thousand barrels daily compared to average net production for the three months ended September 30, 1997 of 117 thousand barrels daily. Average net production of crude oil and condensate was 41 thousand barrels daily in the United States and 65 thousand barrels daily from foreign locations during the three months ended September 30, 1998, compared to 49 thousand barrels daily in the United States and 68 thousand barrels daily from foreign locations in the third quarter of 1997. The worldwide crude oil and condensate price in the third quarter of 1998 was $12.86 per barrel compared to $18.01 per barrel in the third quarter of 1997.

Average worldwide net production of natural gas was 377 million cubic feet daily for the three months ended September 30, 1998, compared to 488 million cubic feet daily in the three months ended September 30, 1997. Average net production of natural gas was 370 million cubic feet daily in the United States and 7 million cubic feet daily from the United Kingdom in the third quarter of 1998, compared to 475 million cubic feet daily in the United States and 13 million cubic feet daily from the United Kingdom in the third quarter of 1997. The worldwide price of natural gas for the third quarter of 1998 was $2.00 per thousand cubic feet compared to $2.22 per thousand cubic feet in the third quarter of 1997.

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

                            27 Financial Data Schedule for the year ended September 30, 1998.

                            27.1 Restated Financial Data Schedule for the year ended September 30, 1997.


                  (b)       Reports on Form 8-K:

                            The Company filed a Form 8-K (File No. 1-10053) dated October 22, 1998, which included Item 5, Other Events.

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


         ORYX ENERGY COMPANY





BY       /s/ E. W. Moneypenny
         --------------------
         E. W. Moneypenny
         (Executive Vice President, Finance and
          Chief Financial Officer)



DATE:   November 2, 1998

                               INDEX TO EXHIBITS

                         Exhibit
                         Number                   Description
                         -------                  -----------
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

                            27      Financial Data Schedule for the year ended
                                    September 30, 1998.

                            27.1 Restated Financial Data Schedule for the year ended September 30, 1997.
